Form 10-Q
period 1996-09-30
COAST BANCORP
filed 1997-01-14
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                              --------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------  ----------------------

Commission File Number: 0-28938
                      ----------------------------------------------------------

                                  Coast Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                            77-0401327
--------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

740 Front Street Santa Cruz, California                                 95060
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (408) 458-4500
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
--------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports),                /X/ Yes     / / No
and (2) has been subject to such filing requirements for the past 90 days.
                                                              / / Yes     /X/ No

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.                                         / / Yes     / / No

     No. of shares of Common Stock outstanding on September 30, 1996: 2,209,659
                                                                      ---------

COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,          DECEMBER 31,
                                                              ---------------       ---------------
                                                                (unaudited)

ASSETS                                                                  1996                  1995
                                                              ---------------       ---------------
Cash and due from banks                                         $ 18,953,000          $ 18,956,000
Federal funds sold                                                21,000,000             7,000,000
                                                              ---------------       ---------------
Total cash and equivalents                                       39,953,000            25,956,000
Securities:
 Available-for-sale, at fair value
   (amortized cost - 1996 $61,208,000, 1995 $64,080,000)          60,926,000            64,888,000

 Held-to-maturity, at amortized cost
   (fair value - 1996 $5,974,000, 1995 $6,256,000)                 5,917,000             6,099,000

Loans:
 Commercial                                                       34,354,000            34,263,000
 Real estate - construction                                       14,726,000            14,008,000
 Real estate - term                                               62,332,000            50,580,000
 Installment and other                                             7,839,000             7,989,000
                                                              ---------------        --------------
Total loans                                                      119,251,000           106,840,000
 Unearned income                                                  (1,736,000)           (1,631,000)
 Allowance for credit losses                                      (3,099,000)           (2,478,000)
                                                              ---------------        --------------
Net loans                                                        114,416,000           102,731,000
Bank premises and equipment - net                                  2,046,000             2,408,000
Other real estate owned                                              903,000               830,000
Accrued interest receivable and other assets                       6,131,000             4,756,000
                                                              ---------------        --------------
TOTAL ASSETS                                                    $230,292,000          $207,668,000
                                                              ---------------        --------------
                                                              ---------------        --------------
LIABILITIES AND EQUITY
LIABILITIES:
Deposits:
 Noninterest-bearing demand                                     $ 52,562,000          $ 49,575,000
 Interest-bearing demand                                          71,249,000            74,944,000
 Savings                                                          32,817,000            17,385,000
 Time                                                             24,459,000            22,142,000
                                                              ---------------        --------------
Total deposits                                                   181,087,000           164,046,000
Securities sold under agreements to repurchase                    24,525,000            20,000,000
Accrued expenses and other liabilities                             2,602,000             2,638,000
                                                              ---------------        --------------
Total liabilities                                                208,214,000           186,684,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
 10,000,000 shares authorized; no shares issued                            -                     -
Common stock - no par value; 20,000,000 shares authorized;
 shares outstanding: 2,209,659 in 1996, 2,257,899 in 1995
                                                                  11,041,000            11,282,000
Retained earnings                                                 11,200,000             9,230,000
Net unrealized gain (loss) on available-for-sale securities         (163,000)              472,000
                                                              ---------------        --------------
Total stockholders' equity                                        22,078,000            20,984,000
                                                              ---------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $230,292,000          $207,668,000
                                                              ---------------        --------------
                                                              ---------------        --------------

See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS


                                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------   -------------------------------
                                                            (unaudited)    (unaudited)   (unaudited)      (unaudited)
                                                                  1996           1995          1996             1995
                                                          ------------    -----------    ----------       ----------
Interest Income:
Loans, including fees                                     $  3,166,000    $ 3,025,000    $9,474,000       $8,754,000
Federal funds sold                                             281,000        242,000       576,000          519,000
Securities:
    Taxable                                                  1,019,000        805,000     3,112,000        2,243,000
    Nontaxable                                                  84,000         89,000       253,000          274,000
                                                          ------------    -----------   -----------       ----------
Total interest income                                        4,550,000      4,161,000    13,415,000       11,790,000
Interest expense:
    Deposits                                                   870,000        752,000     2,525,000        2,201,000
    Other borrowings                                           360,000        174,000     1,015,000          521,000
                                                          ------------    -----------   -----------       ----------
Total interest expense                                       1,230,000        926,000     3,540,000        2,722,000
                                                          ------------    -----------   -----------       ----------
Net interest income                                          3,320,000      3,235,000     9,875,000        9,068,000
Provision for credit losses                                    225,000        225,000       675,000          675,000
                                                          ------------    -----------   -----------       ----------
Net interest income after provision for credit losses        3,095,000      3,010,000     9,200,000        8,393,000
Noninterest income:
    Customer service fees                                      457,000        403,000     1,313,000        1,148,000
    Gain on sale of loans                                      405,000        118,000     1,174,000          515,000
    Loan servicing fees                                        251,000        224,000       706,000          655,000
    Gain on sale of other real estate owned                          -         42,000             -           42,000
    Gain on sale of bank premises and equipment                      -              -             -           13,000
    Gains (losses) on securities transactions                        -        (35,000)       66,000          (48,000)
    Other                                                      144,000        113,000       405,000          326,000
                                                          ------------    -----------   -----------       ----------
Total noninterest income                                     1,257,000        865,000     3,664,000        2,651,000
Noninterest expenses:
    Salaries and benefits                                    1,292,000      1,235,000     3,910,000        3,684,000
    Equipment                                                  291,000        261,000       857,000          765,000
    Occupancy                                                  237,000        229,000       687,000          672,000
    Insurance                                                   38,000         18,000        91,000          230,000
    Stationery and postage                                      94,000         72,000       297,000          216,000
    Legal fees                                                  30,000         72,000        45,000          174,000
    Other                                                      672,000        529,000     1,857,000        1,558,000
                                                          ------------    -----------   -----------       ----------
Total noninterest expenses                                   2,654,000      2,416,000     7,744,000        7,299,000
                                                          ------------    -----------   -----------       ----------
Income before income taxes                                   1,698,000      1,459,000     5,120,000        3,745,000
Provision for income taxes                                     679,000        577,000     2,033,000        1,461,000
                                                          ------------    -----------   -----------       ----------
Net income                                                 $ 1,019,000    $   882,000   $ 3,087,000       $2,284,000
                                                          ------------    -----------   -----------       ----------
                                                        --------------------------------------------------------------
NET INCOME PER COMMON AND EQUIVALENT SHARE                 $       .46    $       .38   $      1.38       $     1.00
                                                        --------------------------------------------------------------
                                                        --------------------------------------------------------------



See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                             NINE MONTHS ENDED SEPTEMBER 30,
                                                             -------------------------------
                                                                      1996              1995
                                                             -------------   ---------------
                                                              (unaudited)       (unaudited)

CASH FLOWS FROM OPERATIONS:
Net income                                                     $ 3,087,000   $     2,284,000

Adjustments to reconcile net income to net cash provided by
    operations:
    Provision for credit losses                                    675,000           675,000
    Depreciation and amortization                                   16,000          (216,000)
    Gain on sale of property                                             -           (13,000)
    Losses (gains) on securities transactions                      (66,000)           48,000
    Deferred income taxes                                         (514,000)         (435,000)
    Proceeds from loan sales                                    34,942,000        20,310,000
    Origination of loans held for sale                         (34,911,000)      (22,647,000)
    Accrued interest receivable and other assets                  (479,000)        1,231,000
    Accrued expenses and other liabilities                         (36,000)         (220,000)
    Increase in unearned income                                    850,000           693,000
                                                               -----------       -----------
Net cash provided by operations                                  3,564,000         1,710,000
                                                               -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale securities             4,846,000         5,710,000
Proceeds from maturities of investment securities               14,468,000         6,320,000
Purchases of investment securities                             (16,348,000)      (33,371,000)
Net increase in loans                                          (12,496,000)       (4,848,000)
Purchases of bank premises and equipment                          (245,000)         (293,000)
Proceeds from disposals of bank premises and equipment                   -            26,000
                                                               -----------       -----------
Net cash used in investing activities                           (9,775,000)      (26,456,000)
                                                               -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under
 agreements to repurchase                                        4,525,000        11,000,000
Net increase in deposits                                        17,041,000         9,236,000
Payment of cash dividends                                         (668,000)         (616,000)
Repurchase of common stock                                        (690,000)                -
                                                               -----------       -----------
Net cash provided by financing activities                       20,208,000        19,620,000
                                                               -----------       -----------

Net increase (decrease) in cash and cash equivalents            13,997,000        (5,126,000)
                                                               -----------       -----------

Cash and equivalents, beginning of period                       25,956,000        30,723,000
                                                               -----------       -----------

Cash and equivalents, end of period                            $39,953,000       $25,597,000
                                                               -----------       -----------
                                                               -----------       -----------


OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                       $ 4,403,000       $ 3,202,000
Income taxes                                                     2,710,000         1,719,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                           $    98,000                 -


See notes to unaudited consolidated financial statements

COAST  BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1996 and 1995
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for a full year. These financial statements should be read in conjuction with the audited financial statements for 1995 included in the Company's
    Form 10.

    NET INCOME PER COMMON AND EQUIVALENT SHARE - Net income per common and equivalent share is computed using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per share for the nine month periods ended September 30, 1996 and 1995 was 2,232,336 and 2,278,393, respectively and for the three month periods ended September 30, 1996 and 1995 was 2,223,068 and 2,278,650, respectively.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended September 30, 1996 was $1,019,000 compared to $882,000 during the same period in 1995, representing an increase of 16%. Net income for the nine months ended September 30, 1996 was $3,087,000 compared to $2,284,000 in the first nine months of 1995, an increase of 35%. The increase in net income was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses and a related increase in income tax expense.

EARNINGS SUMMARY
NET INTEREST INCOME
Net interest income refers to the difference between interest and fees earned on loans and investments and the interest paid on deposits and other borrowed funds. It is the largest component of the net earnings of a financial institution. The primary factors to consider in analyzing net interest income are the composition and volume of earning assets and interest-bearing liabilities, the amount of noninterest bearing liabilities and nonaccrual loans, and changes in market interest rates.

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months and nine months ended September 30, 1996 and 1995.


Table 1  Components of Net Interest Income

Three months ended September 30,                   1996                              1995
                                    --------------------------------    ----------------------------
                                      Average                Average    Average              Average
(Dollars in thousands)                Balance    Interest      Rate(4)  Balance    Interest    Rate(4)
                                    ----------   --------    -------    -------    --------  -------
Assets:

Loans (2) (3)                       $ 119,092    $  3,166     10.6%     $ 101,415   $   3,025   11.9%

Investment Securities:
   Taxable                             57,764       1,019      7.0%        49,295         805    6.5%
   Nontaxable (1)                       5,993         127      8.4%         6,422         135    8.4%

Federal funds sold                     21,464         281      5.2%        16,899         242    5.7%
                                   -----------------------              ----------------------
Total earning assets                  204,313       4,593      8.9%       174,031       4,207    9.7%

Cash and due from banks                14,121                              12,620
Allowance for credit losses            (3,035)                             (2,221)
Unearned income                        (1,676)                             (1,630)
Bank premises and equipment,            2,144                               2,578
  net
Other assets                            6,285                               6,270
                                    ----------                          ---------
Total assets                        $ 222,152                           $ 191,648
                                    ----------                          ---------
                                    ----------                          ---------

Interest-bearing liabilities:
Deposits:
  Demand                            $  69,007         346      2.0%     $  75,088         368    2.0%
  Savings                              29,009         223      3.1%        17,717         103    2.3%
  Time                                 23,984         301      5.0%        20,387         281    5.5%
                                   -----------------------              ----------------------
Total deposits                        122,000         870      2.8%       113,192         752    2.7%
Borrowed funds                         24,518         360      5.8%        10,065         174    6.9%
                                   -----------------------              ----------------------
Total interest-bearing liabilities    146,518       1,230      3.3%       123,257         966    3.1%

Demand deposits                        51,353                              43,283
Other liabilities                       2,353                               2,445
Stockholders' equity                   21,928                              22,663
                                  -----------                           ---------
Total liabilities and stockholders'
  equity                            $ 222,152                           $ 191,648
                                  -----------                           ---------
                                  -----------                           ---------

Net interest income and margin                  $   3,363      6.6%                  $   3,241   7.4%
                                              ---------------------                ------------------
                                              ---------------------                ------------------

(1) Tax exempt income includes $43,000 and $46,000 in 1996 and 1995, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(2) Loan fees totaling $166,000 and $253,000 are included in loan interest income for the three months ended September 30, 1996 and 1995, respectively.
(3) Average nonaccrual loans totaling $481,000 and $616,000 are included in average loans for the three months ended September 30, 1996 and 1995, respectively.
(4) Annualized


   Nine Months Ended September 30,                            1996                                         1995
                                             ---------------------------------------    ------------------------------------------

($ in thousands)                             Average                         Average      Average                         Average
                                             Balance         Interest        Rate(4)      Balance         Interest        Rate(4)
                                             ---------------------------------------    ------------------------------------------
Assets:
Loans (2) (3)                                $ 114,572        $ 9,474          11.0%      $  98,321        $ 8,754          11.9%
Investment Securities:
   Taxable                                      61,179          3,112           6.8%         45,505          2,243           6.6%
   Nontaxable (1)                                6,062            383           8.4%          6,527            416           8.5%

Federal funds sold                              14,601            576           5.3%         11,928            519           5.8%
                                             -------------------------                   ----------------------------
Total earning assets                           196,414         13,545           9.2%        162,281         11,932           9.8%

Cash and due from banks                         13,431                                       13,206
Allowance for credit losses                     (2,806)                                      (2,043)
Unearned income                                 (1,642)                                      (1,592)
Bank premises and equipment, net                 2,231                                        2,659
Other assets                                     6,198                                        5,787
                                             -----------                                   ---------
Total assets                                $  213,826                                     $180,298
                                             -----------                                   ---------
                                             -----------                                   ---------

Interest-bearing liabilities:
Deposits:
  Demand                                     $  71,632          1,034           1.9%      $  73,757          1,186           2.1%
  Savings                                       26,586            590           3.0%         16,845            334           2.7%
  Time                                          23,335            901           5.2%         18,132            681           5.0%
                                             -------------------------                   ---------------------------
Total deposits                                 121,553          2,525           2.8%        108,734          2,201           2.7%
Borrowed funds                                  23,197          1,015           5.8%          9,990            521           7.0%
                                             -------------------------                   ---------------------------
Total interest-bearing liabilities             144,750          3,540           3.2%        118,724          2,722            3.1%

Demand deposits                                 45,851                                       41,184
Other liabilities                                1,798                                          380
Stockholders' equity                            21,427                                       20,010
                                             -----------                                  -----------
Total liabilities and stockholders'
   equity                                    $ 213,826                                    $ 180,298
                                             -----------                                  -----------
                                             -----------                                  -----------

Net interest income and margin                                $10,005           6.8%                      $  9,210           7.6%
                                                             ------------------------                   --------------------------
                                                             ------------------------                   --------------------------


(1) Tax exempt income includes $130,000 and $142,000 in 1996 and 1995, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(2) Loan fees totaling $712,000 and $746,000 are included in loan interest income for the nine months ended September 30, 1996 and 1995, respectively.
(3) Average nonaccrual loans totaling $575,000 and $719,000 are included in average loans for the nine months ended September 30, 1996 and 1995, respectively.
(4)  Annualized.

For the three months ended September 30, 1996, net interest income, on a fully taxable-equivalent basis, was $3,363,000 or 6.6% of average earning assets, an increase of 4% over $3,241,000 or 7.4% of average earning assets in the comparable period in 1995. For the nine months ended September 30, 1996, net interest income, on a fully taxable-equivalent basis, was $10,005,000 or 6.8% of average earning assets, an increase of 9% over $9,210,000 or 7.6% of average earning assets in the comparable period in 1995. The increase in 1996 reflects higher levels of earning assets partially offset by lower yields on loans corresponding generally with declining market rates since the beginning of 1995.

Interest income, on a fully taxable-equivalent basis, was $4,593,000 and $4,207,000 for the three months and $13,545,000 and $11,932,000 for the nine months ended September 30, 1996 and 1995, respectively. The increase in 1996 resulted from the growth in average earning assets. Loan yields averaged
10.6% and 11.9% for the three months ended September 30, 1996 and 1995, respectively, and 11.0% and 11.9% for the first nine months of 1996 and 1995, respectively, and generally reflect the pull back of interest rates in 1995. Approximately 89% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.25% and 8.78% for the three months ended September 30, 1996 and 1995, respectively, and 8.28% and 8.86% for the nine months ended September 30, 1996 and 1995, respectively. Average earning assets were $204,313 and $196,414 for the three and nine months of 1996, compared to $174,031 and $162,281 in the same periods in 1995. The growth in average earning assets resulted from increased levels of deposits and borrowings which were invested primarily in investment securities and loans.

The increases in interest income during 1996 and 1995, on a fully taxable-equivalent basis, were partially offset by increases in interest expense. The increases were primarily due to increases in borrowed funds and higher rates paid on time deposit accounts, in response to competition from other financial institutions and money market mutual funds. The average rate paid on interest bearing deposits was 2.8% and 2.7% in the three monoth periods ended September 30, 1996 and 1995, respectively and 2.8% and 2.7% for the nine months ended September 30, 1996 and 1995, respectively.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:



                                            Three months ended September 30,
                                          ----------------------------------
Table 2 - Noninterest Income                       1996            1995
(Dollars in thousands)                        ----------       ---------
    Customer service fees                        $  457          $  403
    Gain on sale of loans                           405             118
    Loan servicing fees                             251             224
    Gain on sale of other real estate owned           -              42
    Losses on securities transactions                 -             (35)
    Other                                           144             113
                                               ----------      ----------
Total noninterest income                         $1,257          $  865
                                               ----------      ----------


                                             Nine months ended September 30,
                                             -------------------------------
                                                   1996            1995
                                             ----------       ---------
    Customer service fees                       $ 1,313         $ 1,148
    Gain on sale of loans                         1,174             515
    Loan servicing fees                             706             655
    Gain on sale of other real estate owned           -              42
    Gain on sale of bank premises and equipment       -              13
    Gains (losses) on securities transactions        66             (48)
    Other                                           405             326
                                             ----------      ----------
Total noninterest income                         $3,664          $2,651
                                             ----------      ----------


The increase in customer service fees in 1996 relates primarily to higher merchant credit card processing fees. Gains on sale of loans increased as a result of increased SBA loan originations during 1996. Loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSE

The major components of noninterest expense stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.


Table 3 - Noninterest Expense
(Dollars in thousands)

                                   Three months ended September 30,
                                 -------------------------------------
                                       1996               1995
                                 -----------------  ------------------

Salaries and Benefits            $1,292      2.53%   $1,235      2.83%
Equipment                           291      0.57%      261      0.60%
Occupancy                           237      0.46%      229      0.52%
Insurance                            38      0.07%       18      0.04%
Stationery and Postage               94      0.18%       72      0.17%
Legal Fees                           30      0.06%       72      0.17%
Other                               672      1.32%      529      1.22%
                                  -----------------  -----------------
Total Noninterest Expense        $2,654      5.19%   $2,416      5.55%
                                  -----------------  -----------------
                                  -----------------  -----------------


                                     Nine months ended September 30,
                              ----------------------------------------
                                       1996                 1995
                              ---------------------  -----------------
Salaries and Benefits            $3,910      2.65%   $3,684      3.03%
Equipment                           857      0.58%      765      0.63%
Occupancy                           687      0.47%      672      0.55%
Insurance                            91      0.06%      230      0.19%
Stationery and Postage              297      0.20%      216      0.18%
Legal Fees                           45      0.03%      174      0.14%
Other                             1,857      1.26%    1,558      1.28%
                              ---------------------  -----------------
Total Noninterest Expense        $7,744      5.26%   $7,299      6.00%
                              ---------------------  -----------------
                              ---------------------  -----------------


The increases in 1996 were primarily related to higher staff costs and increases in other noninterest expenses partially offset by reductions in FDIC insurance premiums. The FDIC reduced insurance premiums as the Bank Insurance Fund reached full funding during 1995. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1996 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 40.0% and 39.7% for the three and nine month periods ended September 30, 1996 compared to 39.5% and 39.0% for the same periods in 1995. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $230.3 million at September 30, 1996, an 11% increase from the end of 1995. Based on average balances, third quarter 1996 average total assets of $222.2 million represent an increase of 16% over the third quarter 1995 while nine month 1996 average total assets of $213.8 million represent an increase of 19% over nine month 1995.

EARNING ASSETS
LOANS

Total gross loans at September 30, 1996 were $119.3 million, a 12% increase from $106.8 million at December 31, 1995. Average loans in the three and nine months of 1996 were $119,092,000 and $114,572,000 representing increases of 17% over each of the comparable periods in 1995. The 1996 increases reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 1996 nonaccrual loans totaled $340,000 or .3% of total loans compared to $824,000 or .8% at December 31, 1995.

Table 4 presents the composition of nonperforming assets at September 30, 1996.


Table 4  Nonperforming Assets

(dollars in thousands)
September 30,                                                   1996
                                                               ------
Nonperforming Assets:
Loans Past Due 90 Days or More                                 $  783
Nonaccrual Loans                                                  340
                                                               ------
Total Nonperforming Loans                                       1,123
OREO                                                              903
                                                               ------
Total Nonperforming Assets                                     $2,026
                                                               ------
                                                               ------
Nonperforming loans as a Percent of Total Loans                 0.94%
OREO as a Percent of Total Assets                               0.39%
Nonperforming Assets as a Percent of Total Assets               0.88%

Allowance for Loan Losses                                      $3,099
  As a Percent of Total Loans                                   2.60%
  As a Percent of Nonaccrual Loans                               911%
  As a Percent of Nonperforming Loans                            276%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" and "specific" components include management's judgment of the effect of current and forecasted economic conditions on the ability of the Company's borrowers' to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses, relies, to a great extent, on the judgment and experience of management. The Company evaluates the adequacy of its allowance for credit losses quarterly.

It is the policy of management to maintain the allowance for possible credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 5.

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)
September 30,                                     1996
                                          ------------
Total Loans Outstanding                     $  119,251
Average Total Loans                            114,572


Balance, January 1                          $    2,478
Charge-offs by Loan Category:
  Commercial                                       131
  Installment and other                             43
  Real Estate construction                           -
  Real Estate-other                                  -
                                              --------
     Total Charge-Offs                             174

Recoveries by Loan Category:
  Commercial                                        68
  Installment and other                              9
  Real Estate construction                          43
  Real Estate-other                                  -
                                              --------
    Total Recoveries                               120
Net Charge-offs (Recoveries)                        54
Provision Charged to Expense                       675
                                              --------
Balance, September 30                        $   3,099
                                              --------
                                              --------
Ratios:
  Net Charge-offs (Recoveries) to Average Loans   0.05%
  Reserve to Total Loans                          2.60%

OTHER INTEREST-EARNING ASSETS
For the three and nine months ended September 30, 1996, the average balance of investment securities and federal funds sold totaled $85,221,000 and $81,842,000, up from $72,616,000 and $63,960,000 for the same periods in 1995.
The 1996 increases resulted from deploying additional liquidity in the investment securities portfolio. Sources of the additional liquidity were borrowed funds and the excess of the increase in average deposits over the increase in average loans which was invested. Management uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. The Bank has never used brokered deposits.

Deposits increased $17,041,000 from year-end or 10% to $181,087,000 as of September 30, 1996. Average total deposits in the three and nine months of 1996 of $173,353,000 and $167,404,000 increased from $156,475,000 and
$149,918,000 in the same periods in 1995.

Another source of funding for the Company is borrowed funds. Typically, these funds result from the use of agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 days, although the Bank has $4,000,000 maturing in December, 1996.

LIQUIDITY AND INTEREST RATE SENSITIVITY
Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains informal lines of credit with its correspondent banks for short-term liquidity needs. These informal lines of credit are not committed facilities by the correspondent banks and no fees are paid by the Bank to maintain them.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of September 30, 1996, this ratio was 17.8%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 65.9% and 11.6%, respectively, as of September 30, 1996.

INTEREST RATE SENSITIVITY
Interest rate sensitivity is a measure of the exposure of the Company's future earnings due to changes in interest rates. If assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to achieve a modestly asset-sensitive position, such that the net interest margin of the Company increases as market interest rates rise and decreases when rates decline.

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analyses for the Company at September 30, 1996. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.


Table 6  Interest Rate Sensitivity
(Dollars in thousands)
                                                           Next day       Over three      Over one
                                                          and within      months and     and within        Over
As of September 30, 1996                  Immediately    three months   within one year  five years     five years     Total
                                        ------------------------------------------------------------------------------------------
Rate Sensitive Assets:
Federal Funds Sold                          $   21,000     $        -     $        -      $       -      $       -     $   21,000
Investment Securities:
     Treasury and Agency Obligations                 -              -          4,548          1,404              -          5,952
     Mortgage-Backed Securities                      -          2,376          8,816         21,611         21,273         54,076
     Municipal Securities                            -              -            160          1,486          4,271          5,917
     Other                                           -              -              -              -            898            898
                                        ------------------------------------------------------------------------------------------
Total Investment Securities                          -          2,376         13,524         24,501         26,442         66,843
Loans Excluding Nonaccrual Loans               105,061            476          2,640          4,661          6,073        118,911
                                        ------------------------------------------------------------------------------------------
Total Rate Sensitive Assets                 $  126,061    $     2,852     $   16,164      $  29,162      $  32,515     $  206,754
                                        ------------------------------------------------------------------------------------------
Rate Sensitive Liabilities:
Deposits:
     Money Market, NOW, and Savings         $  104,066              -              -              -              -     $  104,066
     Time Certificates                               -    $    11,711     $   11,821      $     927              -         24,459
                                        ------------------------------------------------------------------------------------------
Total Interest-bearing Deposits                104,066         11,711         11,821            927              -        128,525
Borrowings                                           -         24,525              -              -              -         24,525
                                        ------------------------------------------------------------------------------------------
  Total Rate Sensitive Liabilities          $  104,066    $    36,236     $   11,821      $     927              -     $  153,050
                                        ------------------------------------------------------------------------------------------
Gap                                         $   21,995    $  (33,384)     $   4,343       $  28,235      $  32,515     $   53,704
Cumulative Gap                              $   21,995    $  (11,389)     $  (7,046)      $  21,189      $  53,704

The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a minor negative cumulative gap in the next day and within three months and the over three months and within one year time periods and a positive cumulative gap in all other time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of September 30, 1996.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1995, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 68,300 shares, in order to enhance long term shareholder value. As of September 30, 1996, the program had been completed with 68,340 shares purchased for a total purchase price of $952,000.

The Company and the Bank are subject to capital adequacy guidelines issued by the federal bank regulatory authorities. Under these guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of the allowance for loan losses.

The federal regulatory authorities have established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of September 30, 1996, and December 31, 1995. Capital ratios for the Company are set forth in Table 7:


Table 7 Capital Ratios
                                    September 30,         December 31,
                                        1996                 1995
                                    -------------         ------------
Total risk-based capital ratio          16.9%                17.0%
Tier 1 risk-based capital ratio         15.7%                15.8%
Tier 1 leverage ratio                    9.9%                10.2%


Capital ratios for the Bank at September 30, 1996 and December 31, 1995 were 15.1% and 14.3% total risk-based capital, 13.8% and 13.1% Tier 1 risk-based capital ratio and 8.7% and 8.8% Tier 1 leverage ratio.

PART II. OTHER INFORMATION

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COAST BANCORP
                                       ---------------------------------------
                                       (REGISTRANT)

Date:  January 13, 1997

                                       /s/ BRUCE H. KENDALL
                                       ---------------------------------------
                                       Bruce H. Kendall
                                       Senior Vice President
                                       and Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)