Form 10-K405
period 1996-12-31
COAST BANCORP
filed 1997-03-31
CIK 1021006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           (FEE REQUIRED)

                            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

                                                OR

/ /        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           (NO FEE REQUIRED)

         FOR THE TRANSITION PERIOD FROM            TO

                          COMMISSION FILE NO. 0-28938

                                 COAST BANCORP

             (Exact name of registrant as specified in its charter)

              CALIFORNIA                                77-0401327
   (State or other jurisdiction of                   (I.R.S. Employer
    incorporation or organization)                 Identification No.)

           740 FRONT STREET                               95060
        (Address of principal                           (Zip Code)
          executive offices)

                             SANTA CRUZ, CALIFORNIA

                (City and State of principal executive offices)

       Registrant's telephone number, including area code  (408) 458-4500
                           --------------------------

       Securities to be registered pursuant to Section 12(b) of the Act:

                                                 NAME OF EACH EXCHANGE ON
         TITLE OF EACH CLASS                       WHICH EACH CLASS IS
         TO BE SO REGISTERED                         TO BE REGISTERED
                 None                                      None

       Securities to be registered pursuant to Section 12(g) of the Act:

     COMMON STOCK (NO PAR VALUE)              NASDAQ NATIONAL MARKET SYSTEM
        (Title of each class)                (Name of each exchange on which
                                                       registered)

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on March 21, 1997, on the NASDAQ National Market System was $35,873,058.

    At March 21, 1997, 2,209,659 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                          PARTS OF FORM 10-K
                                                                                                              INTO WHICH
DOCUMENTS INCORPORATED                                                                                       INCORPORATED
------------------------------------------------------------------------------------------------------  ----------------------
Definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders to be filed within
  120 days of the end of the fiscal year ended December 31, 1996......................................         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
          THIS REPORT CONTAINS A TOTAL OF   PAGES, INCLUDING EXHIBITS.
                        THE EXHIBIT INDEX IS ON PAGE   .

                               TABLE OF CONTENTS

                                                                                                                PAGE
                                                                                                                -----
PART I

ITEM 1. BUSINESS...........................................................................................           1

ITEM 2. PROPERTIES.........................................................................................          13

ITEM 3. LEGAL PROCEEDINGS..................................................................................          14

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS................................................          14

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS..........................          14

ITEM 6. SELECTED FINANCIAL DATA............................................................................          15

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............          16

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................................          29

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...............          49

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT................................................          49

ITEM 11. EXECUTIVE COMPENSATION............................................................................          49

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT....................................          49

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................................................          49

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K..................................          49

INDEX TO EXHIBITS..........................................................................................          50

SIGNATURES.................................................................................................          51

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Coast Bancorp ("Company") is a California corporation and the bank holding company for Coast Commercial Bank ("Bank"), located in Santa Cruz, California. The Bank was incorporated as a California state banking corporation on April 27, 1981, and commenced operations on February 17, 1982. The Company was incorporated on January 27, 1995 and became the bank holding company for the Bank on July 25, 1995, pursuant to the Bank Holding Company Act.

GENERAL BANKING SERVICES

    The Bank engages in a broad range of financial services activities in its primary market of Santa Cruz County, and also serves the adjacent areas of San Benito, Santa Clara and Monterey counties. The City of Santa Cruz, situated 80 miles south of San Francisco and 35 miles southwest of San Jose, is the largest city in Santa Cruz County.

    The Bank emphasizes the needs of local business people and serves individuals, retailers, professionals and small and medium-sized businesses and operates through its corporate offices located in Santa Cruz, California and through its branch offices located in Santa Cruz, Aptos, Scotts Valley and Watsonville, California. Services offered include a full range of commercial banking services, including the acceptance of demand, savings and time deposits, overdraft protection for checking accounts, and the making of commercial, real estate (including residential mortgage), personal, home improvement, automobile and other installment and term loans. The Bank is one of the largest Small Businesses Administration ("SBA") lenders in California and has been granted status as a "preferred lender", allowing it to make SBA loans without first having the SBA approve the loan, and is a seller/servicer of Freddie Mac mortgage loans. It also offers travelers' checks, safe deposit boxes, notary public services, Visa credit cards, courier service for pick-up of non-cash deposits, ATM cards usable at many ATM's nationwide and a 24 hour telephone service for deposit and loan account information. The Bank operates automated teller machines at its branches and at Seascape Village in Aptos, California. The Bank also has an Investment Services Department which provides financial planning services, financial consulting, asset management and the purchase and sale of stocks and bonds through a third party provider.

    The total population base in Santa Cruz County is approximately 248,900 people. Santa Cruz County's economic base has several significant components including education (e.g., the University of California at Santa Cruz); disk drive and software companies headquartered in the Northern part of the county due to its proximity to the high tech base of Silicon Valley in adjacent Santa Clara County; tourism because of the beaches and Santa Cruz Boardwalk; and agriculture in the Southern part of the county in and around Watsonville.

    The Bank currently has no applications pending to open additional branch offices, but the Bank may increase the number of its banking facilities in the Bank's trade areas when such expansion is appropriate. Banking facilities that may be considered in any future expansion include traditional branch offices and mini-branch offices as in-fill strategies and loan production offices in neighboring counties. No such facilities are currently under development. The Bank's expansion is, of course, dependent on obtaining the necessary governmental approvals, a continued earnings pattern and absence of adverse effects from economic conditions, governmental monetary policies or competition. No assurance can be given that the Bank's expansion can be accomplished without the Bank being required to raise additional capital in the future.

    The Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and each depositor's account is insured up to $100,000. The Bank does not directly offer trust services or international banking services and does not plan to do so in the near future.

COMPETITION

    The Bank's service area consists of Santa Cruz County and extends into the adjacent areas of San Benito, Santa Clara and Monterey counties. It is estimated that Santa Cruz County contains 35 competitive banking offices, of which 2 offices are owned by other independent banks. However, the Bank is the only independent bank headquartered in Santa Cruz County. It is estimated that the primary service area also contains 20 offices of savings and loan associations, and 5 offices of credit unions. Based upon total bank deposits as of June 30, 1996 (the last period for which data is available), the Bank is sixth in market share in Santa Cruz County.

    The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services such as trust services and international banking which are not offered directly by the Bank (but are offered indirectly through correspondent institutions) and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital), they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

    In order to compete with major financial institutions and other competitors in its service areas, the Bank builds and retains its customer base by drawing upon the experience of its executive and senior officers in serving business individuals, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. The officers and employees of the Bank are strongly encouraged to participate in local civic and charitable organizations and events, which has also served to promote the Bank's business. For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. The Bank's lending limit is 15% of its capital and allowance for loan losses for unsecured loans and 25% of its capital and allowance for loan losses for secured loans.

DEPOSITS

    Most of the Bank's deposits are attracted from individuals, small and medium-sized businesses and professionals. A material portion of the Bank's deposits have not been obtained from a single person or a few persons, the loss of any one or more of which would not have a materially adverse effect on the business of the Bank.

LENDING ACTIVITIES

    The Bank engages in a full complement of lending activities, including commercial, real estate, SBA and consumer/installment loans.

    According to reports from the SBA for the federal fiscal year ended September 30, 1996, the Bank is one of the largest lenders in Northern California in the SBA loan program. The Bank makes SBA loans from $20,000 to $1,500,000. SBA 7(a) loans are for such purposes as working capital, inventory and other purposes, and are government-guaranteed up to 80% of the amount of the loan. The Bank also makes SBA loans for the purchase or construction of owner occupied real estate which are also guaranteed up to 80%. The SBA loan program is subject to political and budgetary uncertainty which in recent years has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts. For example, during the federal fiscal year ended September 30, 1995, budgetary constraints required the SBA to lower the maximum loan amount to $500,000. In October 1995, legislation restored the maximum loan amount to $1,500,000 and imposed additional fees on the program's lenders to raise additional revenue for the SBA.

    The Bank makes real estate construction loans for the construction of single and multi-family residential units, commercial and industrial properties, and SBA approved owner occupied commercial real estate. These loans typically have pre-qualified take outs for permanent financing or stand-by commitments and a maximum loan to value ratio of 70%. The Bank also makes loans for lot or land development with a maximum loan to value ratio of 60%. Construction loans are secured by a first deed of trust. As of December 31, 1996, the Bank had outstanding real estate construction loans of $15,112,000 representing 12% of the Bank's loan portfolio.

    The Bank also makes commercial real estate loans for other purposes such as the purchase or refinance of offices, warehouses, professional buildings, and industrial buildings, including SBA loans. A portion of these loans are SBA loans which are guaranteed by the U.S. government in an amount up to 90% of the loan. Commercial real estate loans generally are fully amortized over 15 years or have a 10 year term with a twenty-five year amortization, and typically have a maximum loan to value ratio of 70%. SBA loans for this purpose have a term of up to 25 years and a maximum loan to value ratio of 90%. The Bank had outstanding real estate term loans of $65,208,000 or 53% of the Bank's loan portfolio at December 31, 1996.

    The Bank makes residential mortgage loans which are typically 30 year loans with either adjustable or fixed interest rates. These loans are sold to Freddie Mac on a "servicing retained" basis, i.e., the Bank continues to be paid a fee for collecting payments on the loan and performing other services, or to other investors on a "servicing released" basis, i.e. the Bank has no further involvement in the loan.

    The Bank makes commercial loans to small-to-medium sized businesses for working capital, lines of credit, loans secured by inventory and receivables, and term loans for equipment and for working capital. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 80%. As of December 31, 1996, the Bank had $35,633,000 in loans for these purposes representing 29% of the Bank's loan portfolio.

    Consumer and installment loans are made for household, family and other personal expenditures on both a secured and unsecured basis. As of December 31, 1996 the Bank had a total of $7,768,000 in consumer and installment loans representing 6% of the Bank's loan portfolio.

    The Bank sells the guaranteed portion of SBA loans which it originates into the secondary market as a source of liquidity and earnings. Additionally, the Bank sells residential mortgage loans it originates into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. Through 1995, the Bank accounted for these loans in accordance with the Emerging Issues Task Force Issues No. 88-11, "Allocation of Recorded Investment when a Loan is Sold", No. 86-38, "Implication of Mortgage Prepayments on Amortization of Servicing Rights", and No. 84-21, "Sale of a Loan with a Partial Participation Retained". No recourse is available to buyers of these loans after 90 days from the sale. Total loans serviced by the Bank for other investors were $122,623,000 as of December 31, 1996. For the years ended December 31, 1996, 1995 and 1994, total loans sold by the Bank were $38,497,000, $20,835,000 and $34,673,000 respectively.

    In May of 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". This statement eliminates the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under this statement, if the Company sells or securitizes loans and retains the mortgage servicing rights, the Company should allocate the total cost of the mortgage loan to the loan and the mortgage servicing rights based on their relative fair values. Any cost allocated to the mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net service income. The Company adopted this statement on January 1, 1996. The adoption of SFAS No. 122 did not have a significant effect on the Company's financial position or results of operations.

    See "Accounting Pronouncements" for a discussion of the Financial Accounting Standards Board's recently issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which supercedes SFAS No. 122 effective January 1, 1997.

    Credit risk relates to the ability of a borrower to repay the principal and interest on their loan and is managed by adherence to credit standards and the taking of collateral to secure most of the Bank's loans. These risks are inherent in commercial lending generally. Certain risks are specific to particular types of lending in which the Bank engages such as real estate lending. The major risk inherent in real estate lending is the potential decline in the value of the property for market reasons or due to the condition of the property.

OTHER SERVICES

    The Bank has established its own Investment Services Department which employs 2 investment professionals. The Investment Services Department offers financial planning services; asset management services through the use of two unaffiliated investment managers; retirement plans such as 401(k) plans, IRAs and SEPs; mutual funds; and the purchase and sale of stocks and bonds on an unsolicited basis.

    The Investment Services Department also offers trust services through Enterprise Trust and Investment Company of Los Gatos, California, an unaffiliated independent trust company.

SUPERVISION AND REGULATION

    The Bank is chartered under the banking laws of the State of California and is subject to the supervision of, and is regularly examined by, the Superintendent and the FDIC.

    The Company is a bank holding company within the meaning of the Bank Holding Company Act, "BHC Act", is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB").

    Certain legislation and regulations affecting the businesses of the Company and the Bank are discussed below.

GENERAL

    As a bank holding company, the Company is subject to the BHC Act. The Company reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the Company's subsidiaries which includes the Bank.

    The FRB requires the Company to maintain certain levels of capital. See "Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB. See "Prompt Corrective Action and Other Enforcement Mechanisms" herein.

    Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, the Company is required to obtain the prior approval of the FRB before it acquires, merges or consolidates with any bank, or bank holding company; any company seeking to acquire, merge or consolidate with the Company also would be required to obtain the FRB's approval.

    The Company is generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition.

    Transactions between the Company, the Bank and any future subsidiaries of the Company are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. The Company may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, the Company may not sell a low-quality asset to a depository institution subsidiary.

CAPITAL STANDARDS

    The FRB, FDIC and other federal banking agencies have risk based capital adequacy guidelines intended to provide a measure of capital adequacy that reflects the degree of risk associated with a banking organization's operations for both transactions reported on the balance sheet as assets, and transactions, such as letters of credit and recourse arrangements, which are reported as off-balance-sheet items. Under these guidelines, nominal dollar amounts of assets and credit equivalent amounts of off-balance-sheet items are multiplied by one of several risk adjustment percentages, which range from 0% for assets with low credit risk, such as certain U.S. government securities, to 100% for assets with relatively higher credit risk, such as business loans.

    A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for possible loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital are subject to certain other requirements and limitations of the federal banking agencies. Since December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

    In addition to the risk-based guidelines, federal banking regulators require banking organizations to maintain a minimum amount of Tier 1 capital to total assets, referred to as the leverage ratio. For a banking organization rated in the highest of the five categories used by regulators to rate banking organizations, the minimum leverage ratio of Tier 1 capital to total assets is 3%. It is improbable, however, that an institution with a 3% leverage ratio would receive the highest rating by the regulators since a strong capital position is a significant part of the regulators' rating. For all banking organizations not rated in the highest category, the minimum leverage ratio is at least 100 to 200 basis points above the 3% minimum.

Thus, the effective minimum leverage ratio, for all practical purposes, is at least 4% or 5%. In addition to these uniform risk-based capital guidelines and leverage ratios that apply across the industry, the regulators have the discretion to set individual minimum capital requirements for specific institutions at rates significantly above the minimum guidelines and ratios.

    The following table presents the capital ratios for the Company and the Bank as of December 31, 1996.

                                                                                                                 MINIMUM
                                                                              THE COMPANY      THE BANK        REQUIREMENT
                                                                            ---------------  -------------  -----------------
Risk-based Capital Ratio:
  Tier 1 Capital..........................................................          15.2%           13.8%             4.0%
  Total Capital...........................................................          16.4%           15.0%             8.0%
Tier 1 Capital Leverage Ratio.............................................           9.8%            8.7%             4.0%

    As required by Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), the federal financial institution agencies solicited comments in September 1993 on a proposed rule and method of incorporating an interest rate risk component into the current risk-based capital guidelines, with the goal of ensuring that institutions with high levels of interest rate risk have sufficient capital to cover their exposures. Interest rate risk is the risk that changes in market interest rates might adversely affect a bank's financial condition. Under the proposal, interest rate risk exposures would be quantified by weighting assets, liabilities and off-balance-sheet items by risk factors which approximate sensitivity to interest rate fluctuations. As proposed, institutions identified as having an interest rate risk exposure greater than a defined threshold would be required to allocate additional capital to support this higher risk. Higher individual capital allocations could be required by the bank regulators based upon supervisory concerns. The agencies adopted a final rule effective September 1, 1995 which is substantially similar to the proposed rule, except that the final rule does not establish (1) a measurement framework for assessing the level of a bank's interest rate exposure; nor (2) a minimum level of exposure above which a bank will be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. The agencies also solicited comments on and are continuing their analysis of a proposed policy statement which would establish a framework to measure and monitor interest rate exposure.

SAFETY AND SOUNDNESS STANDARDS

    FDICIA also implemented certain specific restrictions on transactions and required the regulators to adopt overall safety and soundness standards for depository institutions related to internal controls, loan underwriting and documentation, and asset growth. Among other things, FDICIA limits the interest rates paid on deposits by undercapitalized institutions, the use of brokered deposits and the aggregate extension of credit by a depository institution to an executive officer, director, principal stockholder or related interest, and reduces deposit insurance coverage for deposits offered by undercapitalized institutions for deposits by certain employee benefits accounts.

    The federal financial institution agencies published a final rule effective August 9, 1995, implementing safety and soundness standards. FDICIA added a new
Section 39 to the Federal Deposit Insurance Act which required the agencies to establish safety and soundness standards for insured financial institutions covering (1) internal controls, information systems and internal audit systems;
(2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) compensation, fees and benefits; (7) asset quality, earnings and stock valuation; and (8) excessive compensation for executive officers, directors or principal shareholders which could lead to material financial loss. The agencies issued the final rule in the form of guidelines only for operational, managerial and compensation standards and reissued for comment proposed standards related to asset quality and earnings which are less restrictive than the earlier proposal in November 1993. Unlike the earlier proposal, the guidelines under the final rule do not apply to depository institution holding companies and the stock valuation standard was eliminated. If an agency determines that an institution fails to meet any standard established by the guidelines, the agency may require the financial institution to submit to the agency an acceptable plan to achieve compliance with the standard. If the agency requires submission of a compliance plan and the institution fails to timely submit an acceptable plan or to implement an accepted plan, the agency must require the institution to correct the deficiency. Under the final rule, an institution must file a compliance plan within 30 days of a request to do so from the institution's primary federal regulatory agency. The agencies may elect to initiate enforcement action in certain cases rather than rely on an existing plan particularly where failure to meet one or more of the standards could threaten the safe and sound operation of the institution.

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

    The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. FDICIA prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

    The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. Further, the Company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

    The Company's ability to pay dividends depends in large part on the ability of the Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends will be subject to restrictions set forth in the California Banking Law and regulations of the FDIC.

    The payment of dividends by a state bank is further restricted by additional provisions of state law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Superintendent, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the Superintendent finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Superintendent may order such bank not to pay a dividend to stockholders. Currently, it is permissible for the Bank to pay cash dividends without the Superintendent's prior approval.

    Additionally, under FDICIA, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

    Also, under the Financial Institution's Supervisory Act, the FDIC also has the authority to prohibit a bank from engaging in business practices which the FDIC considers to be unsafe or unsound. It is possible, depending upon the financial condition of a bank and other factors, that the FDIC could assert that the payment of dividends or other payments in some circumstances might be such an unsafe or unsound practice and thereby prohibit such payment.

INTERSTATE BANKING AND BRANCHING

    On September 29, 1994, the Reigle/Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") was signed into law. This Interstate Act effectively permits nationwide banking. The Interstate Act provides that one year after enactment, adequately capitalized and adequately managed bank holding companies may acquire banks in any state, even in those jurisdictions that currently bar acquisition by out-of-state institutions, subject to deposit concentration limits. The deposit concentration limits provide that regulatory approval by the Federal Reserve Board may not be granted for a proposed interstate acquisition if after the acquisition, the acquiror on a consolidated basis would control more than 10% of the total deposits nationwide or would control more than 30% of deposits in the state where the acquiring institution is located. The deposit concentration state limit does not apply for initial acquisitions in a state and in every case, may be waived by the state regulatory authority. Interstate acquisitions are subject to compliance with the Community Reinvestment Act ("CRA"). States are permitted to impose age requirements not to exceed five years on target banks for interstate acquisitions.

    Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is not permitted until June 1, 1997 provided that the state has not passed legislation "opting-out" of interstate branching. If a state opts-out prior to June 1, 1997, then banks located in that state may not participate in interstate branching. A state may opt-in to interstate branching by bank consolidation or by de novo branching by passing appropriate legislation earlier than June 1, 1997. California has passed legislation to opt-in to this legislation. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

    De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

    Effective one year after enactment, the Interstate Act permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.

    If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

    To ensure that interstate branching does not result in taking deposits without regard to a community's credit needs, the regulatory agencies are directed to implement regulations prohibiting interstate branches from being used as "deposit production offices." The regulations to implement this provision are due by June 1, 1997. The regulations must include a provision to the effect that if loans made by an interstate branch are less than fifty percent of the average of all depository institutions in the state, then the regulator must review the loan portfolio of the branch. If the regulator determines that the branch is not meeting the credit needs of the community, it has the authority to close the branch and to prohibit the bank from opening new branches in the state.

    The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Act"), effective October 2, 1995, amends the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed above. The Caldera Act includes (1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

COMMUNITY REINVESTMENT ACT

    In October 1994, the federal financial institution regulatory agencies proposed a comprehensive revision of their regulations implementing the Community Reinvestment Act ("CRA"), enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. In May 1995, the proposed CRA regulations were published in final form effective as of July 1, 1995. The revised regulations included transitional phase-in provisions which generally require mandatory compliance not later than July 1, 1997, although earlier voluntary compliance is permissible. Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

    The regulations provide that "small banks", which are defined to include any independent bank with total assets of less than $50 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

    (1) The "streamlined assessment method" presumptively applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

    (2) The "lending, investments and service tests method" is applicable to all banks larger than $250 million which are not wholesale or limited purpose banks and do not elect to be evaluated by the "strategic plan assessment method." Central to this method is the requirement that such banks collect and report to their primary federal banking regulators detailed information regarding home mortgage, small business and farm and community development loans which is then used to evaluate CRA compliance. At the bank's option, data regarding consumer loans and any other loan distribution it may choose to provide also may be collected and reported.

    Using such data, a bank will be evaluated regarding its (i) lending performance according to the geographic distribution of its loans, the characteristics of its borrowers, the number and complexity of its community development loans, the innovativeness or flexibility of its lending practices to meet low and moderate income credit needs and, at the bank's election, lending by affiliates or through consortia or third-parties in which the bank has an investment interest; (ii) investment performance by measure of the bank's "qualified investments," that is, the extent to which the bank's investments, deposits, membership shares in a credit union, or grants primarily to benefit low or moderate income individuals and small businesses and farms, address affordable housing or other needs not met by the private market, or assist any minority or women-owned depository institution by donating, selling on favorable terms or provisioning on a rent-free basis any branch of the bank located in a predominately minority neighborhood; and (iii) service performance by evaluating the demographic distribution of the bank's branches and ATMs, its record of opening and closing them, the availability of alternative retail delivery systems (such as telephone banking, banking by mail or at work, and mobile facilities) in low and moderate income geographies and to low and moderate income individuals, and (given the characteristics of the bank's service area(s) and its capacity and constraints) the extent to which the bank provides "community development services" (services which primarily benefit low and moderate income individuals or small farms and businesses or address affordable housing needs not met by the private market) and their innovativeness and responsiveness.

    (3) Wholesale or limited purpose banks which do not make home mortgage, small farm or business or consumer loans to retail customers may elect, subject to agency approval of their status, to be evaluated by the "community development test method," which assesses the number and amount of the bank's community development loans, qualified investments and community development services and their innovativeness and complexity.

    (4) Any bank may request to be evaluated by the "strategic plan assessment method" by submitting a strategic plan for review and approval. Such a plan must involve public participation in its preparation, and contain measurable goals for meeting low and moderate income credit needs through lending, investments and provision of services. Such plans generally will be evaluated by measuring strategic plan goals against standards similar to those which will be applied in evaluating a bank according to the "lending, investments and service test method."

    The federal financial institution regulatory agencies issued a final rule effective as of January 1, 1996 to make certain technical corrections to the revised CRA regulations. Among other matters, the rule clarifies the transition from the former CRA regulations to the revised CRA regulations by confirming that when an institution either voluntarily or mandatorily becomes subject to the performance tests and standards of the revised regulations, the institution must comply with all of the requirements of the revised regulations and is no longer subject to the provisions of the former CRA regulations.

DEPOSIT INSURANCE

    On December 11, 1996 the FDIC finalized a rule lowering the rates on assessments paid to the Savings Association Insurance Fund ("SAIF"), effective October 1, 1996. As a result of the special assessment required by the Deposit Insurance Funds Act of 1996 ("Funds Act"), the SAIF must be capitalized at the target designated reserve ratio ("DRR") of 1.25 percent of estimated insured deposits on October 1, 1996. Section 7 of the Federal Deposit Insurance Act, as amended by the Funds Act, requires the FDIC to set assessments in order to maintain the target DRR. Therefore, the FDIC has lowered the rates on assessments paid to the SAIF, while simultaneously widening the spread between the lowest and highest rates to improve the effectiveness of the FDIC's risk-based premium system. The FDIC also established a process, similar to that which has applied to the Bank Insurance Fund ("BIF"), for adjusting the rate schedules for both the SAIF and BIF within a limited range without notice and comment to maintain each of the fund balances at the targeted DRR. The Funds Act also separates, effective January 1, 1997, the Financing Corporation ("FICO") assessment to service the interest on its bond obligations from the SAIF assessment. The amount assessed on individual institutions by the FICO will be in addition to the amount paid for deposit insurance according to the FDIC's risk-related assessment rate schedules.

    The final rule establishes a SAIF assessment rate schedule of 0 to 27 basis points effective for all institutions beginning January 1, 1997, in addition to a special interim rate schedule for the fourth quarter of 1996. The Funds Act also provides that the assessment rates for SAIF members may not be less than the assessment rates for BIF members which pose a comparable risk to the Deposit Insurance Fund. The Funds Act provides that assessments are authorized only if necessary to maintain the DRR of a Deposit Insurance Fund. In the event the balance in a Deposit Insurance Fund is in excess of the DRR of such fund, such excess amount shall be refunded to insured depository institutions by the FDIC on such basis as the FDIC determines to be appropriate, taking into account the factors considered under the risk-based assessment system. In the case of any payment of an assessment by an insured depository institution in excess of the amount due to the FDIC, the FDIC may refund the amount of the excess payment to the insured depository institution or credit such excess amount toward the payment of subsequent semi-annual assessments until such credit is exhausted. The Funds Act also provides that the BIF and the SAIF shall be merged into one Deposit Insurance Fund effective January 1, 1999, if no insured depository institution is a savings association on that date.

ECONOMIC GROWTH AND REGULATORY PAPERWORK REDUCTION ACT OF 1996

    The Economic Growth and Regulatory Paperwork Reduction Act of 1996 (the "Regulatory Reduction Act"), was enacted in September 1996. The Regulatory Reduction Act streamlines many banking laws and Federal bank regulatory agencies are in the process of promulgating regulations to implement the law. The Regulatory Reduction Act changes: (i) the procedures for merging, acquiring, or assuming all or a part of another depositary institution have been simplified for banks with the two highest regulatory ratings. The regulators have streamlined their internal approval procedures and expedited the review process for proposals. Top rated banks and well run bank holding companies, qualify for the expedited treatment; (ii) the new rules eliminate the requirement for well capitalized and well managed banks to obtain prior approval for investment in bank premises or the stock of a corporation holding bank premises; (iii) per branch capital requirements are eliminated for well performing banks as are the requirement that a bank file a branch application for ATMs; (iv) the approval requirement for divestitures by well run banks have been eliminated. The process for acquisition of an interest in certain nonbank activities has been simplified by eliminating notice requirements for well capitalized and well managed banks. Acquisitions are still limited to permitted nonbank activities. Permitted nonbank activities have been greatly expanded. The acquisition is limited in size to ten percent of the consolidated total risk-weighted assets of the acquiring bank; (v) a qualified bank holding company may engage in permissible activities listed in 12 USC 1843(c)(8) without prior notification to its federal regulator, but must still give notification within 10 days of commencing the activity; (vi) banks meeting minimum capital requirements may appoint directors without giving prior notice to their regulator. A bank that does not meet its minimum capital requirements must give notice to its regulator 30 days prior to an appointment. Once the notice is received, the federal regulator has 90 days to file an objection to the appointment; (vii) the prohibitions against dual service of management officials for large banks have been amended to increase the size of the bank. The effect of this change is to exempt some of the smaller banks from this particular part of the management interlock prohibitions. Those person who were grandfathered under the old regulations have had five years added to the grandfathering statute; (viii) the requirements for notice to the regulators and to customers for the closure of an ATM site is eliminated. Relocation or consolidation of branches no longer require notice if the relocation or consolidation occurs within the immediate neighborhood or it does not substantially affect the nature of the business or customers served; (ix) the Regulatory Reduction Act expanded the eligibility of some banks to qualify for an 18 month examination schedule by increasing total the asset size for those banks rated outstanding or good from $175,000,000 to $250,000,000; (x) all federal regulatory agencies are required to review regulations for outdated or otherwise unnecessary regulatory requirements not less frequently than once every 10 years; (xi) in order to encourage self testing and correction of regulatory errors, the Regulatory Reduction Act establishes a privilege for information accumulated during self testing of regulatory compliance. Information obtained by a bank during self testing may not be used in any civil action, examination or investigation, and generally may not be obtained by any agency or department for use in such a proceeding. If the bank elects to disclose this information in connection with a particular action, it may not be used in any other actions; and (xii) as a result of the passage of the Regulatory Reduction Act the federal bank regulators have begun a process of regulatory simplification.

    The Real Estate Settlement Procedures Act ("RESPA") regulations and the Truth-in-Lending Act ("TILA") regulations have been changed to adopt matching definitions for common terms. Federal regulators recently asked for additional comments from banks for consolidation and simplification of the consumer protection regulations. Those comments are to be published sometime in the Spring of 1997.

ASSET CONSERVATION, LENDER LIABILITY AND DEPOSIT INSURANCE PROTECTION ACT OF
  1996

    Environmental Protection Agency regulations excluding financial institutions from liability for the clean up of toxic materials on property held as collateral for loans were over turned by the federal courts. Due to concerns expressed by interested parties (owners, realtors and lenders) Congress passed amendments to the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") to reinstate certain safeguards for fiduciaries and lenders. A bank or other party acting as a fiduciary may hold property in such capacity and shall have no liability for the release or threatened release of a hazardous substance in excess of the value of the property held in a fiduciary capacity. For example, a bank acting as trustee under the terms of a written trust agreement, will not have any liability in excess of the actual value of the assets in that particular trust. The assets of the Bank will not be at risk for a release occurring on property belonging to the trust. This amendment does not limit the liability of the fiduciary to private parties that may have a cause of action outside of the scope of CERCLA. Fiduciary as used in CERCLA includes, trustees, executors, administrators, custodians, guardians, receivers, conservators, and personal representatives.

    The amendments to CERCLA include changes in the definitions contained in 42 USC 9601(20) entitled definitions. A major change in the definition of "owner" or "Operator" has the effect of limiting the liability of a financial institution that does not participate in management of an environmentally impaired property. Section 9607 of CERCLA states that owners and operators of a vessel or facility are liable for damages arising out of discharge of a hazardous substance on property. The amendment specifically states that a financial institution holding a deed of trust on real property that does not participate in the management of the operations carried out on the property is not an owner or an operator under the statute. The amendments further state that a financial institution that forecloses on such property does not incur liability simply by the act of foreclosing on the property or through the subsequent sale of the property to a third party.

INTER-COMPANY BORROWINGS

    Bank holding companies are also restricted as to the extent to which they and their subsidiaries can borrow or otherwise obtain credit from one another, or engage in certain other transactions. The "covered transactions" that an insured depository institution and its subsidiaries are permitted to engage in with their nondepository affiliates are limited to the following amounts: (1) in the case of any one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and the surplus of the insured depository institution; and
(ii) in the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution. In addition, extensions of credit that constitute covered transactions must be collateralized in prescribed amounts.

    "Covered transactions" are defined by statute to include a loan or extension of credit to the affiliate, a purchase of securities issued by an affiliate, a purchase of assets from the affiliate (unless otherwise exempted by the Federal Reserve Board), the acceptance of securities issued by the affiliate as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of an affiliate. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

IMPACT OF MONETARY POLICIES

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such an seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has recently issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" effective for transactions occurring after December 31, 1996. SFAS No. 125 requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transations related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company does not believe that adoption of these standards will have a significant impact on its financial position or results of operations.

GENERAL

    The Company is not involved in any administrative or judicial proceedings pursuant to federal, state or local laws or regulations regarding the discharge of materials into the environment or whose purpose is to protect the environment.

EMPLOYEES

    At December 31, 1996, the Company employed one hundred sixteen (116) persons including forty-three (43) part-time employees, four (4) executive officers and twenty-nine (29) other Vice Presidents and Assistant Vice Presidents. None of the Company's employees is presently represented by a union or covered under a collective bargaining agreement. Management of the Bank believes that its employee relations are excellent.

ITEM 2. PROPERTIES

    The Bank's main branch is located at 720 Front Street, Santa Cruz, California in a free standing building consisting of approximately 5,760 square feet. The lease is for a period of ten (10) years ending on May 31, 1997. The current rent is $12,060 per month. An option to renew the lease for four (4) additional sixty month periods is provided. The monthly rental at the commencement of each renewal period shall be the greater of $11,000 per month or an amount determined by using a formula based upon increases in the CPI. The Bank expects to renew the lease before its expiration.

    The Company's and the Bank's administrative offices and Investment Services Department are located in a mixed use building at 740 Front Street, Santa Cruz, California, adjacent to the Bank's main branch. The lease is for a ten (10) year term commencing on November 1, 1988 and contains three (3) options to renew for five (5) years each. The Bank has leased additional space in the same building several times under addendum to the lease, and such addendum run concurrently with the lease. The present rent is $11,954 per month and is increased annually in October of each year in accordance with increases in the CPI.

    The Bank's Soquel Drive branch is located at 1975 Soquel Drive, Santa Cruz, California and consists of approximately 4,935 square feet plus parking. The lease is for a ten (10) year term commencing on October 1, 1990 with two (2) options to renew for five (5) years each. The present rent is $8,548 per square foot ($1.40 per month) and increases by $.05 per square feet per year until it reaches $1.50 per square foot in years 8, 9 and 10 of the lease. The rent during the option periods is to be at a market rate determined at the beginning of each option period and will be adjusted during the option period in accordance with increases in the CPI. The Bank also has a right of first refusal to purchase the building. The Bank has not made a determination regarding the renewal or any potential purchase of the building.

    The Bank's Aptos branch is located at 7775 Soquel Drive, Aptos, California and contains approximately 1,450 square feet of space. The lease is for a five
(5) year term commencing on July 3, 1996, with an option to renew for five (5) years. The initial rent is adjusted annually in accordance with increases in the CPI and at present the rent is $4,142 per month.

    The Bank's Scotts Valley branch is located at 203A Mt. Hermon Road, Scotts Valley, California in a 3,420 square foot area. The lease is for a five (5) year term beginning on April 1, 1992 with three (3) options to renew for five (5) years each. The current rent is $4,455 per month and is increased annually in accordance with increases in the CPI. During the initial options period, annual increases in rent shall continue to be in accordance with increases in the CPI. The rent for the first year of the second and third options shall be based upon market rents in Scotts Valley, and will be adjusted annually during the remaining four years of each option period in accordance with the CPI. The Bank expects to renew the lease before its expiration.

    The Bank's Watsonville branch is located at 1055 S. Green Valley Road, Watsonville, California and consists of approximately 2,975 square feet. The lease is for a ten (10) year term commencing on February 1, 1990 with two (2) options to renew for five (5) years each. The current rent is $6,075 per month and is adjusted annually in accordance with increases in the CPI.

    The Bank's computer and operations center is located at 140 Dubois Street, Santa Cruz, California and contains approximately 5,250 square feet. The lease expires in January, 1998. The rent is currently $6,825 per month.

ITEM 3. LEGAL PROCEEDINGS

    The Company is a party to routine litigation which is incidental to its business. As of December 31, 1996, there are no pending legal proceedings to which the Company is a party which may have a materially adverse effect upon the Company's business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote by the shareholders of the Company's common stock during the fourth quarter of 1996.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    A. The Company's Common Stock is trading on the NASDAQ National Market under the trading symbol "CTBP." The Company's Common Stock began trading on the NASDAQ National Market on February 19, 1997. Prior to that time, the Company's Common Stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

    The prices indicated below may not necessarily represent actual transactions.

                                                                   SALE PRICE OF THE
                                                                    COMPANY'S COMMON
                                                                         STOCK
                                                                  --------------------
QUARTER ENDED 1996                                                   BID        ASK
----------------------------------------------------------------  ---------  ---------
March 31........................................................  $   13.00  $   15.00
June 30.........................................................      14.00      16.25
September 30....................................................      15.00      17.00
December 31.....................................................      19.00      20.00

QUARTER ENDED 1995
----------------------------------------------------------------
March 31........................................................  $    9.00  $   10.25
June 30.........................................................      10.62      11.00
September 30....................................................      10.25      11.00
December 31.....................................................      10.25      14.00

    B. As of March 21, 1997, the approximate number of holders of the Company's Common Stock was 445.

    C. The Company paid a cash dividend of $0.115 per share in the first quarter of 1997; cash dividends of $0.10 per share in each quarter during 1996; and cash dividends of $0.09 per share in each quarter of 1995.

    There can be no assurances that the Company will pay either cash or stock dividends in the future.

    The Company considers the payment of cash dividends in order to return a portion of its profits to stockholders. In considering the amount of cash dividends to be paid, if any, the Company considers the maintenance of a consistent dividend policy as part of its effort to make the Company's stock attractive to investors; the amount and frequency of dividends; the payout ratio; the need of the Company to have sufficient funds available to pay its expenses; and compliance with applicable laws, regulations and other regulatory requirements.

    California law provides that in order to declare dividends: (i) after a corporation has paid a dividend to its stockholders, it must be likely that the corporation will be able to meet its liabilities as they mature; and (ii) the amount of the corporation's retained earnings immediately prior to the payment of the dividend must be equal to or exceed the amount of the proposed cash dividend.

    The Company's primary source of revenue is dividends from its subsidiary, the Bank. The payment of dividends by the Bank is subject to various legal and regulatory requirements. See Item 1 "Restrictions on Dividends and Other Distributions."

ITEM 6. SELECTED FINANCIAL DATA

    Presented below is selected financial data for the Company for the last five years. The Company became the bank holding company for the Bank on July 25, 1995.

    The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1996 is derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein and management's discussion and analysis of financial condition and results of operations.

                                                                                  DECEMBER 31,
                                                           ----------------------------------------------------------
                                                              1996        1995        1994        1993        1992
                                                           ----------  ----------  ----------  ----------  ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT SUMMARY:
Net interest income......................................  $   13,435  $   12,366  $    9,936  $    8,953  $    7,770
Provision for credit losses..............................         900         900         600         850         528
Noninterest income.......................................       4,898       3,558       4,044       5,184       3,892
Noninterest expenses.....................................      10,539       9,855       9,463       8,895       7,591
Income before income taxes...............................       6,894       5,169       3,917       4,392       3,543
Income tax expense.......................................       2,766       2,020       1,479       1,731       1,371
Net income...............................................       4,128       3,149       2,438       2,661       2,172

PERIOD END:
Total loans, gross.......................................  $  123,721  $  106,840  $   97,648  $   92,488  $  100,731
Assets...................................................     236,915     207,668     175,861     153,129     148,244
Deposits.................................................     185,467     164,046     152,130     135,573     132,785
Stockholders' equity.....................................      23,193      20,984      17,710      16,280      13,776

AVERAGES FOR PERIOD:
Total loans, gross.......................................  $  115,743  $   99,842  $   94,273  $   99,319  $   95,826
Earning assets...........................................     199,517     167,089     144,093     138,945     120,560
Assets...................................................     217,735     184,977     161,686     155,490     137,281
Deposits.................................................     171,092     151,960     143,195     138,738     123,306
Stockholders' equity.....................................      21,466      19,538      17,113      15,165      12,711

SELECTED RATIOS:
Net interest margin......................................         6.7%        7.4%        6.9%        6.4%        6.4%
Efficiency ratio.........................................        57.5%       61.9%       67.7%       62.9%       65.1%
Allowance for credit losses to total loans...............         2.6%        2.3%        1.9%        1.9%        1.6%
Return on average assets.................................         1.9%        1.7%        1.5%        1.7%        1.6%
Return on beginning stockholders' equity.................        19.7%       17.8%       15.0%       19.3%       18.1%
Dividend payout ratio....................................        21.5%       26.0%       28.0%       12.9%     --

CAPITAL RATIOS:
Average equity to average assets.........................         9.9%       10.6%       10.6%        9.8%        9.3%
Total risk-based capital ratio...........................        16.4%       16.9%       15.4%       16.1%       13.0%
Tier 1 risk-based capital ratio..........................        15.2%       15.7%       14.2%       14.9%       11.8%
Tier 1 leverage ratio....................................         9.8%       10.2%       10.9%       11.1%        9.4%

PER SHARE DATA:
Net income...............................................  $     1.85  $     1.38  $     1.07  $     1.17  $     0.95
Book value...............................................  $    10.50  $     9.29  $     7.78  $     7.15  $     6.05
Cash dividends declared..................................  $      .40  $     0.36  $     0.30  $     0.15      --
Weighted average common shares outstanding...............   2,236,134   2,280,285   2,277,999   2,277,999   2,277,999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS ORGANIZATION

    Coast Bancorp (the Company) is a California corporation organized in 1995 to act as the holding company for Coast Commercial Bank (the Bank), a California-chartered, FDIC-insured commercial bank opened in 1982 with headquarters in Santa Cruz and branch offices in Aptos, Santa Cruz, Scotts Valley and Watsonville. During 1995 the Company acquired through merger all the outstanding common stock of the Bank. The merger was accounted for similar to a pooling of interests in that the historical cost basis of Coast Commercial Bank has been carried forward. The Company currently conducts no significant business activities other than its investment in the Bank. Consequently, substantially all of the Company's net income, assets and equity are derived from its investment in the Bank.

    The Bank engages in commercial and consumer banking, offering a range of traditional banking products and services to individuals, retailers, small and medium-sized businesses and professionals, primarily within the Santa Cruz County area.

    The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the consolidated financial statements included in this Form. This discussion should be read in conjunction with those financial statements and notes.

OVERVIEW

    The Company earned net income of $4,128,000 for the year ended December 31, 1996, an increase of 31% from 1995 net income of $3,149,000. Net income reported for 1995 represented an increase of 29% from 1994 net income of $2,438,000. On a per share basis, net income for 1996 was $1.85 compared with $1.38 and $1.07 for the preceding two years. The increase in net income in 1996 over 1995 was caused by the increases in net interest income and noninterest income exceeding the increase in noninterest expenses. The change in net income in 1995 over 1994 was due to an increase in net interest income partially offset by increases in the provision for credit losses and noninterest expenses and a decrease in noninterest income.

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

    Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the years ended December 31, 1996, 1995 and 1994.

                   TABLE 1 COMPONENTS OF NET INTEREST INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                            1996                           1995                           1994
                                ----------------------------   ----------------------------   ----------------------------
                                AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                                BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
                                                                  (DOLLARS IN THOUSANDS)
Assets:

Loans (2)(3)..................  $115,743  $12,845     11.1%    $ 99,842  $11,804     11.8%    $ 94,273  $ 9,961     10.6%

Investment securities:
  Taxable.....................    61,817    4,235      6.9%      49,026    3,284      6.7%      33,830    1,666      4.9%
  Nontaxable (1)..............     6,025      509      8.4%       6,453      546      8.5%       6,872      580      8.4%
Federal funds sold............    15,932      832      5.2%      11,768      671      5.7%       9,118      368      4.0%
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total earning assets..........   199,517   18,421      9.2%     167,089   16,305      9.8%     144,093   12,575      8.7%
Cash and due from banks.......    13,993                         13,107                         12,626
Allowance for credit losses...    (2,882)                        (2,135)                        (1,835)
Unearned income...............    (1,663)                        (1,606)                        (1,387)
Bank premises and equipment,
  net.........................     2,200                          2,691                          3,152
Other assets..................     6,570                          5,831                          5,037
                                --------                       --------                       --------
Total assets..................  $217,735                       $184,977                       $161,686
                                --------                       --------                       --------
                                --------                       --------                       --------

Interest-bearing liabilities:
Deposits:
  Demand......................  $ 72,035    1,388      1.9%    $ 74,907    1,577      2.1%      73,122    1,450      2.0%
  Savings.....................    27,342      819      3.0%      16,854      431      2.6%      18,327      446      2.4%
  Time........................    23,867    1,228      5.1%      19,019      962      5.1%      16,590      546      3.3%
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total deposits................   123,240    3.435      2.8%     110,780    2,970      2.7%     108,039    2,442      2.3%
Borrowed funds................    23,528    1,378      5.9%      11,537      783      6.8%          22    --        --
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total interest-bearing
  liabilities.................   146,768    4,813      3.3%     122,317    3,753      3.1%     108,061    2,442      2.3%
Demand deposits...............    47,852                         41,180                         35,156
Other liabilities.............     1,649                          1,942                          1,356
Stockholders' equity..........    21,466                         19,538                         17,113
                                --------                       --------                       --------
Total liabilities and
  stockholders' equity........  $217,735                       $184,977                       $161,686
                                --------                       --------                       --------
                                --------                       --------                       --------
Net interest income and
  margin......................            $13,608      6.8%              $12,552      7.5%              $10,133      7.0%
                                          --------   -------             --------   -------             --------   -------
                                          --------   -------             --------   -------             --------   -------

------------------------

(1) Tax exempt income includes $173,000, $186,000, and $197,000 in 1996, 1995 and 1994, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.

(2) Loan fees totaling $974,000, $991,000, and $1,031,000 are included in loan interest income for the years 1996, 1995 and 1994, respectively.

(3) Average nonaccrual loans totaling $511,000, $883,000, and $1,085,000 are included in average loans for the years 1996, 1995 and 1994, respectively.

    Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as "volume change." Net interest income is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing liabilities, referred to as "rate change." Table 2 presents changes in interest income and interest expense for each major category of interest-earning assets and interest-bearing liabilities. The table also reflects the amount of change attributable to volume and rate changes for the years indicated on a fully taxable equivalent basis.

                          TABLE 2 RATE/VOLUME ANALYSIS

                                               1996 COMPARED TO 1995 INCREASE   1995 COMPARED TO 1994 INCREASE
                                                         (DECREASE)                       (DECREASE)
                                                      DUE TO CHANGE IN                 DUE TO CHANGE IN
                                               -------------------------------  -------------------------------
                                                                        NET                              NET
                                                VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE
                                               ---------  ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans........................................  $   1,880  $    (839) $   1,041  $     588  $   1,255  $   1,843
Investment securities........................        853         61        914        815        769      1,584
Federal funds sold...........................        237        (76)       161        107        196        303
                                               ---------  ---------  ---------  ---------  ---------  ---------
Total interest income........................      2,970       (854)     2,116      1,510      2,220      3,730
Interest bearing deposits:
Demand.......................................        (60)      (129)      (189)        36         91        127
Savings......................................        268        120        388        (36)        21        (15)
Time.........................................        245         21        266         84        332        416
                                               ---------  ---------  ---------  ---------  ---------  ---------
Interest expense on deposits.................        453         12        465         84        444        528
Interest expense on borrowings...............        814       (219)       595        783     --            783
                                               ---------  ---------  ---------  ---------  ---------  ---------
Total interest expense.......................      1,267       (207)     1,060        867        444      1,311
                                               ---------  ---------  ---------  ---------  ---------  ---------
Increase in net interest income..............  $   1,703  $    (647) $   1,056  $     643  $   1,776  $   2,419
                                               ---------  ---------  ---------  ---------  ---------  ---------
                                               ---------  ---------  ---------  ---------  ---------  ---------

    For 1996, net interest income, on a fully taxable-equivalent basis, was $13,608,000 or 6.8% of average earning assets, an increase of 8% over $12,552,000 or 7.5% of average earning assets in the comparable period in 1995. The increase in 1996 reflects higher levels of earning assets partially offset by lower yields on loans corresponding generally with declining market rates since the beginning of 1995. Net interest income, on a fully taxable-equivalent basis, in 1995 increased 24% over $10,133,000 or 7.0% of average earning assets in 1994. The increase in 1995 is primarily attributable to increased average earning assets and increased yields on loans corresponding generally with rising market interest rates over 1994.

    Interest income, on a fully taxable-equivalent basis, was $18,421,000, $16,305,000, and $12,575,000 for 1996, 1995, and 1994, respectively. The increase in 1996 resulted from the growth in average earning assets while the significant increase in 1995 is due primarily to the increased yields and growth in average earning assets. Loan yields averaged 11.1% in 1996, 11.8% in 1995, and 10.6% in 1994 and generally reflect the increase in market rates from the cyclical lows in 1993 and the pull back of interest rates in 1995. Approximately 89% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.27%, 8.83%, and 7.36% in 1996, 1995, and 1994, respectively. Average earning assets were $199,517,000 for 1996, an increase of 19% over $167,089,000 in 1995, which increased 16% over $144,093,000 in 1994. The growth in average earning assets resulted from increased levels of deposits and borrowings which were invested primarily in investment securities and loans.

    The increases in interest income during 1996 and 1995, on a fully taxable-equivalent basis, were partially offset by increases in interest expense. The increases were primarily due to increases in borrowed funds in 1996 and 1995 and higher rates paid on time deposit accounts in 1995. The average rate paid on interest bearing deposits was 2.8% for 1996, 2.7% in 1995, and 2.3% in 1994.

NONINTEREST INCOME

    Table 3 summarizes the sources of noninterest income for the periods indicated:

                           TABLE 3 NONINTEREST INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1996       1995       1994
                                                      ---------  ---------  ---------
                                                          (DOLLARS IN THOUSANDS)
Customer service fees...............................  $   1,808  $   1,527  $   1,501
Gain on sale of loans...............................      1,420        678      1,174
Loan servicing fees.................................        958        875        793
Gains (losses) on securities transactions...........        114        (48)         1
Gain on sale of other real estate owned.............         39         65        163
Gain on sale of bank premises and equipment.........         14         13          7
Other...............................................        545        448        405
                                                      ---------  ---------  ---------
    Total noninterest income........................  $   4,898  $   3,558  $   4,044
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The increase in customer service fees in 1996 relates primarily to higher merchant credit card processing fees. Gains on sale of loans increased as a result of increased SBA loan originations during 1996. The decreases in 1995 resulted from a decline in premiums on the sale of SBA loans, related to changes in guarantee programs of the SBA. Customer service fees, loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSES

    The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 4 for the periods indicated.

                          TABLE 4 NONINTEREST EXPENSES

                                                                 YEARS ENDED DECEMBER 31,
                                             ----------------------------------------------------------------
                                                     1996                  1995                  1994
                                             --------------------  --------------------  --------------------
                                                                  (DOLLARS IN THOUSANDS)
Salaries and benefits......................  $   5,193       2.60% $   5,009       3.00% $   4,658       3.23%
Equipment..................................      1,142        .57%     1,043       0.62%     1,072       0.74%
Occupancy..................................        934        .47%       904       0.54%       903       0.63%
Stationery and postage.....................        382        .19%       278       0.17%       290       0.20%
Insurance..................................        143        .07%       280       0.17%       463       0.32%
Legal fees.................................         93        .05%       200       0.12%       148       0.10%
Other......................................      2,652       1.33%     2,141       1.28%     1,929       1.34%
                                             ---------        ---  ---------        ---  ---------        ---
    Total noninterest expenses.............  $  10,539       5.28% $   9,855       5.90% $   9,463       6.56%
                                             ---------        ---  ---------        ---  ---------        ---
                                             ---------        ---  ---------        ---  ---------        ---

    Total noninterest expenses increased $684,000 or 7% to $10,539,000 in 1996 over $9,855,000 in 1995, which increased $392,000 or 4% from $9,463,000 in 1994.

    The increases in 1996 and 1995 were primarily related to higher staff costs and increases in other noninterest expenses partially offset by reductions in FDIC insurance premiums. The FDIC reduced insurance premiums as the Bank Insurance Fund reached full funding during 1995 and in 1996 the Bank paid the minimum insurance fee of $2,000. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expenses as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1996 and 1995 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

    The Company's effective tax rate was 40.1% for 1996 compared to 39.1% for 1995 and 37.8% for 1994. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

    Total assets increased to $236.9 million at December 31, 1996, a 14% increase from the end of 1995. Total assets increased to $207.7 million in 1995, an 18% increase from the $175.9 million a year earlier. Based on average balances, 1996 average total assets of $217.7 million represent an increase of 18% over 1995 and 1995 average total assets of $185.0 million represent an increase of 14% over 1994.

EARNING ASSETS

    LOANS

    Total gross loans at December 31, 1996 were $123.7 million, a 16% increase from $106.8 million at December 31, 1995 which was a 9% increase from $97.6 million at December 31, 1994.

    Table 5 summarizes the composition of the loan portfolio at December 31, for the past five years.

                             TABLE 5 LOANS BY TYPE

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural......  $  35,633  $  34,263  $  32,294  $  36,047  $  49,288
Installment and other.......................      7,768      7,989      8,437      7,661      8,711
Real estate mortgage........................     65,208     50,580     41,200     33,221     29,047
Real estate construction....................     15,112     14,008     15,717     15,559     13,685
                                              ---------  ---------  ---------  ---------  ---------
    Total loans.............................  $ 123,721  $ 106,840  $  97,648  $  92,488  $ 100,731
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------

    Average loans in 1996 were $115,743,000 representing an increase of $15,901,000 or 16% over 1995 and in 1995 were $99,842,000 representing an increase of $5,569,000, or 6% over 1994. The 1996 and 1995 increases reflected growth in average real estate loans which in the opinion of Management is due to improved local economic conditions.

    Real estate mortgage loans were $65,208,000 at December 31, 1996 compared to $50,580,000 and $41,200,000 at the end of 1995 and 1994, respectively. The increases of $14,628,000 in 1995 and $9,380,000 in 1994 resulted from the retained portion of SBA loans and additional loan demand for nonresidential real estate financing in the Bank's market area. Extensions of credit are based on an analysis of the borrower's ability to generate debt service, obtain other financing or sell the property. Advances on nonresidential properties are limited in general to approximately 70% of the lower of cost or appraised value.

    The Bank's construction loan portfolio was $15,112,000 at December 31, 1996, compared to $14,008,000 and $15,717,000 at the end of 1995 and 1994,
respectively. Construction loans represented 12% of total loans at December 31, 1996 compared to 13% and 16% in 1995 and 1994. The Bank finances the construction of commercial and residential properties. These loans are at variable rates, generally have maturities of less than 12 months, and are secured by first deeds of trust on the underlying properties. Repayment is expected from the borrower's ability to obtain take-out financing or sell the property. Advances on residential and commercial projects are limited in general to the lower of approximately 80% and 70%, respectively, of cost or appraised value of the collateral.

    Real estate mortgage and construction lending entail potential risks which are not inherent in other types of loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the Company to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because the Company lends primarily within its market area, the real property collateral for its loans is similarly concentrated, rather than diversified over a broader geographic area. The Company could therefore be adversely affected by a decline in real estate values in the Company's target market, even if real estate values elsewhere in California generally remained stable or increased. Risks also include those outlined in the Risk Elements section below.

    Commercial loans were $35,633,000 at the end of 1996 compared to $34,263,000 and $32,294,000 at the end of 1995 and 1994, respecitvely. The Bank makes commercial loans available to serve the credit demands of small-to-medium sized businesses for lines of credit, single payment and term debt obligations. Typically, loans are collateralized by the working capital, inventory, receivables, or equipment being financed or other assets available to the borrower. The Bank's commercial loan portfolio consists primarily of short- to medium-term financing for small- to medium-sized businesses and professionals located in Santa Cruz County. The Bank's commercial loan portfolio is diversified as to industries and types of businesses with no material industry concentrations and a profile which the Company believes generally reflects the economy of Santa Cruz County. Risks include those outlined in the Risk Elements section below.

    Installment loans were $7,768,000 compared to $7,989,000 and $8,437,000 at the end of 1996, 1995, and 1994, respectively. The installment loan portfolio finances customers' household, family and other personal expenditures on both a secured and unsecured basis. Risks include those outlined in the Risk Elements section below.

RISK ELEMENTS

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

    Management strives to achieve a low level of credit losses by continuing emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. An important tool in achieving a high level of credit quality is the loan grading system to assess the risk inherent in each loan. Additionally, management believes its ability to manage portfolio credit risk is enhanced by lending personnel's knowledge of the Bank's service area. Lending personnel live in the communities served by the Bank and senior management and directors of the Company and Bank are active members of the communities served by the Bank. Further, senior management of the Bank has experienced minimal turnover since the inception of the Bank in 1982.

    Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. Management believes that its lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will be limited under such circumstances. The Bank's loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the Bank's service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on marketability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by the Bank's construction lending officers. In addition, the Bank strives to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

    Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit, and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan convenants, underlying collateral values, potential loan concentrations, and general economic conditions. When potential problem credits are identified by management, action plans for each credit are developed for bank personnel to mitigate the credit risk through measures such as increased monitoring, debt reduction goals, addition collateral and possible credit restructuring opportunities.

NONACCRUAL LOANS, LOANS PAST DUE AND OREO

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At December 31, 1996 nonaccrual loans totaled $159,000 or .1% of total loans compared to $824,000 or .8% at December 31, 1995 and $848,000 or .9% at December 31, 1994. If the nonaccrual loans at December 31, 1996 had not been on nonaccrual, $21,000 of interest income would have been realized during the year ended December 31, 1996. The Company realized $16,000 on these nonaccrual loans during 1996.

    The Company's level of nonperforming assets, in particular nonaccrual loans, is at historically low levels. Management believes the level of nonperforming assets, including nonaccrual loans, will fluctuate throughout business and economic cycles, and there is no assurance the current level of nonperforming assets can be sustained.

    Table 6 presents the composition of nonperforming assets at December 31 for the last 5 years.

                          TABLE 6 NONPERFORMING ASSETS

                                                                          DECEMBER 31,
                                                      -----------------------------------------------------
                                                        1996       1995       1994       1993       1992
                                                      ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming Assets:
  Loans Past Due 90 Days or More....................  $      50  $       3  $  --      $     871  $     700
  Nonaccrual Loans..................................        159        824        848      1,427     --
                                                      ---------  ---------  ---------  ---------  ---------
Total Nonperforming Loans...........................        209        827        848      2,298        700
OREO................................................        551        830      1,419        364        875
                                                      ---------  ---------  ---------  ---------  ---------
Total Nonperforming Assets..........................  $     760  $   1,657  $   2,267  $   2,662  $   1,575
                                                      ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------
Nonperforming Loans as a Percent of Total Loans.....      0.17%      0.77%      0.87%      2.48%      0.69%
OREO as a Percent of Total Assets...................      0.23%      0.40%      0.81%      0.24%      0.59%
Nonperforming Assets as a Percent of Total Assets...      0.32%      0.80%      1.29%      1.74%      1.06%
Allowance for Loan Losses...........................  $   3,158  $   2,478  $   1,859  $   1,723  $   1,572
  As a Percent of Total Loans.......................      2.55%      2.32%      1.90%      1.86%      1.56%
  As a Percent of Nonaccrual Loans..................      1986%       301%       219%       121%     --
  As a Percent of Nonperforming Loans...............      1511%       300%       219%        75%       225%

    There were no loans at December 31, 1996 where management had serious doubts about the borrower's ability to comply with loan repayment terms and which may result in disclosure as a nonaccrual, past due or restructured loan, except as disclosed in Table 6.

    For a discussion of concentrations in the Company's loan portfolio, see Note 10 of Notes to Consolidated Financial Statements.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

    Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" component is calculated as a function of the prior four years loss experience for commercial, real estate and consumer loan types. The four years are assigned weightings of 35%, 30%, 20% and 15% beginning with the most recent year. The "specific" component is established by allocating a portion of the allowance to individual classified credits on the basis of specific circumstances and assessments. The "margin for imprecision" component is an unallocated portion that supplements the first two components as a conservative margin to guard against unforeseen factors. The "historical losses" and "specific" components include management's judgment of the effect of current and forecasted economic conditions on the ability of the Company's borrowers' to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses, relies, to a great extent, on the judgment and experience of management. The Company evaluates the adequacy of its allowance for credit losses quarterly.

    The Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" in 1993 and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-- Income Recognition and Disclosure" in 1994, both of which were implemented in the first quarter of 1995. SFAS No. 114 requires the Bank to measure impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 118 amends SFAS No. 114 to allow a creditor to use existing methods for recognizing interest income on impaired loans and requires certain information to be disclosed. There were no impaired loans at December 31, 1996. The recorded investment in impaired loans at December 31, 1995 was comprised of one loan of $343,000, which had a related allowance of $69,000. Such allowance is a portion of the allowance for credit losses. The average recorded investment in impaired loans was $273,000 and $369,000 in 1996 and 1995, respectively. No interest income was recognized on such loans during the period of impairment.

    The allowance for credit losses totaled $3,158,000 or 2.6% of total loans as of December 31, 1996 compared to $2,478,000 or 2.3% as of December 31, 1995, and $1,859,000 or 1.9% as of December 31, 1994. It is the policy of management to maintain the allowance for possible credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 7.

                      TABLE 7 ALLOWANCE FOR CREDIT LOSSES

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                1996       1995       1994       1993       1992
                                              ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
Total Loans Outstanding.....................  $ 123,721  $ 106,840  $  97,648  $  92,488  $ 100,731
Average Total Loans.........................    115,743     99,842     94,273     99,319     95,826

Balance, January 1..........................  $   2,478  $   1,859  $   1,723  $   1,572  $   1,338
Charge-offs by Loan Category:
  Commercial................................        256        293        304        295        262
  Installment and other.....................         96        108         32         73         60
  Real Estate construction..................     --         --            120        400     --
  Real Estate-other.........................     --         --             30     --         --
                                              ---------  ---------  ---------  ---------  ---------
Total Charge-Offs...........................        352        401        486        768        322
Recoveries by Loan Category:
  Commercial................................         78         79         17         67         24
  Installment and other.....................          9         25          3          2          4
  Real Estate construction..................         45         16     --         --         --
  Real Estate-other.........................     --         --              2     --         --
                                              ---------  ---------  ---------  ---------  ---------
    Total Recoveries........................        132        120         22         69         28
Net Charge-Offs.............................        230        281        464        699        294
Provision Charged to Expense................        900        900        600        850        528
                                              ---------  ---------  ---------  ---------  ---------
Balance, December 31........................  $   3,158  $   2,478  $   1,859  $   1,723  $   1,572
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Ratios:
  Net Charge-offs to Average Loans..........      0.20%      0.28%      0.49%      0.70%      0.31%
  Reserve to Total Loans....................      2.55%      2.32%      1.90%      1.86%      1.56%

    The allowance for credit losses is allocated based upon management's review of credit quality and is presented in Table 8. This allocation should not be interpreted as an indication of expected amounts or categories where losses will occur.

             TABLE 8 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                                     DECEMBER 31,
                     ------------------------------------------------------------------------------------------------------------
                             1996                  1995                  1994                  1993                  1992
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                 PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                                OF TOTAL              OF TOTAL              OF TOTAL              OF TOTAL              OF TOTAL
                      AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial.........  $   1,658      28.8%  $   1,338      32.1%  $   1,051      33.1%  $   1,328      39.0%  $   1,237      48.9%
Real estate........      1,154      64.9%        991      60.4%        705      58.3%        378      52.7%        126      42.4%
Installment and
  other............        346       6.3%        148       7.5%        103       8.6%         17       8.3%        209       8.7%
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                     $   3,158     100.0%  $   2,478     100.0%  $   1,859     100.0%  $   1,723     100.0%  $   1,572     100.0%
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    The allocation for real estate includes real estate construction and other real estate loans. Management has historically not allocated the allowance for credit losses separately for real estate construction and other real estate loans.

OTHER INTEREST EARNING ASSETS

    The average balance of investment securities and federal funds sold totaled $83,774,000 in 1996, an increase of $16,527,000 from $67,247,000 in 1995. The average balance of investment securities and federal funds sold increased $17,427,000 to $67,247,000 in 1995. The 1996 and 1995 increases resulted from deploying additional liquidity in the investment securities portfolio. Sources of the additional liquidity were borrowed funds and the excess of the increase in average deposits over the increase in average loans which was invested. Management uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

    Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. The Bank has never used brokered deposits. Table 9 presents the composition of deposits for the five years ended December 31, 1996.

                        TABLE 9 COMPOSITION OF DEPOSITS

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                              1996       1995       1994       1993       1992
                                            ---------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS)
Demand, non-interest......................  $  56,699  $  49,575  $  43,112  $  31,278  $  30,156
Demand, interest..........................     69,305     74,944     77,380     70,060     65,447
Savings...................................     32,296     17,385     17,254     16,637     12,198
Time......................................     27,167     22,142     14,384     17,598     24,984
                                            ---------  ---------  ---------  ---------  ---------
Total.....................................  $ 185,467  $ 164,046  $ 152,130  $ 135,573  $ 132,785
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------

    Deposits increased $21,421,000 from year-end or 13% to $185,467,000 as of December 31, 1996 and increased $11,916,000 or 8% to $164,046,000 as of December 31, 1995 over 1994. Average total deposits in 1996 of $171,092,000 showed an increase of $19,132,000 or 13% over the same period in 1995 and in 1995 of $151,960,000 showed an increase of $8,765,000 or 6% over 1994. During 1996, average interest-bearing deposits increased $12,460,000 and non-interest bearing deposits increased $6,672,000 over 1995. The 1995 growth in average deposits resulted from an increase in non-interest bearing demand deposits of $6,024,000 and an increase of $2,741,000 in interest-bearing deposits from 1994. The $19,911,000 increase in savings deposits from December 31, 1995 to December 31, 1996 relates primarily to a new customer who retains the right to withdraw the funds. Management has identified other sources of funds and liquid assets to cover the potential withdrawal of these funds and believes the withdrawal of the customer's balances would not have a material adverse impact on the Bank.

    Another source of funding for the Company is borrowed funds. Typically, these funds result from the use of agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days. The average balance of borrowed funds was $23,528,000 and $11,537,000 during 1996 and 1995, respectively. The increase in average borrowed funds reflects management's intent to increase earning assets and minimize the Company's interest rate risk. The weighted average interest rate for 1996 was 5.9% and for 1995 was 6.8%. The maximum amount of borrowings at any month-end during 1996 was $24,707,000. The weighted average interest rate on borrowed funds at December 31, 1996 and 1995 was 5.4% and 6.3%, respectively.

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

    The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of December 31, 1996, this ratio was 14.2%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 66.7% and 8.4%, respectively, as of December 31, 1996.

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

    One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 10 presents the gap analyses for the Company at December 31, 1996. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

                       TABLE 10 INTEREST RATE SENSITIVITY

                                                     NEXT DAY                OVER ONE
                                                        AND     OVER THREE      AND
                                                      WITHIN    MONTHS AND    WITHIN
                                                       THREE    WITHIN ONE     FIVE     OVER FIVE
                                        IMMEDIATELY   MONTHS       YEAR        YEARS      YEARS      TOTAL
                                        -----------  ---------  -----------  ---------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 1996
Rate Sensitive Assets:
  Federal Funds Sold..................   $  15,500   $  --       $  --       $  --      $  --      $  15,500
Investment Securities:
  Treasury and Agency Obligations.....      --          --           4,547       1,413     --          5,960
  Mortgage-Backed Securities..........      --           2,247       6,440      21,474     27,867     58,028
  Municipal Securities................      --              56         272       2,475      3,111      5,914
  Other...............................      --          --          --          --          1,275      1,275
                                        -----------  ---------  -----------  ---------  ---------  ---------
Total Investment Securities...........      --           2,303      11,259      25,362     32,253     71,177
Loans Excluding Nonaccrual Loans......     110,283         708       2,617       4,264      5,690    123,562
                                        -----------  ---------  -----------  ---------  ---------  ---------
Total Rate Sensitive Assets...........   $ 125,783   $   3,011   $  13,876   $  29,626  $  37,943  $ 210,239
                                        -----------  ---------  -----------  ---------  ---------  ---------
                                        -----------  ---------  -----------  ---------  ---------  ---------
Rate Sensitive Liabilities:
  Deposits:
    Money Market, NOW, and Savings....   $ 101,601   $  --       $  --       $  --      $  --      $ 101,601
    Time Certificates.................      --          14,593      11,272       1,302     --         27,167
                                        -----------  ---------  -----------  ---------  ---------  ---------
Total Interest-bearing Deposits.......     101,601      14,593      11,272       1,302     --        128,768
Borrowings............................      --          24,608      --          --         --         24,608
                                        -----------  ---------  -----------  ---------  ---------  ---------
  Total Rate Sensitive Liabilities....   $ 101,601   $  39,201   $  11,272   $   1,302  $  --      $ 153,376
                                        -----------  ---------  -----------  ---------  ---------  ---------
                                        -----------  ---------  -----------  ---------  ---------  ---------
Gap...................................   $  24,182   $ (36,190)  $   2,604   $  28,324  $  37,943  $  56,863
Cumulative Gap........................   $  24,182   $ (12,008)  $  (9,404)  $  18,920  $  56,863

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

    Table 11 presents the contractual maturity distribution of investment securities and the weighted average yields for each range of maturities. Yields are presented on an actual basis.

                   TABLE 11 INVESTMENT MATURITY DISTRIBUTION
                               DECEMBER 31, 1996

                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                               CARRYING      1 YEAR        AVERAGE      1 YEAR TO      AVERAGE     5 YEARS TO      AVERAGE
                                 VALUE       OR LESS        YIELD        5 YEARS        YIELD       10 YEARS        YIELD
                              -----------  -----------  -------------  -----------  -------------  -----------  -------------

U.S. Treasury...............   $   5,960    $   4,546          5.19%        1,414          6.00%
Mortgage Backed
  Securities................      58,028          342          5.14%          741          6.82%    $   2,065          6.75%
Obligations of States and
  Political Subdivisions....       5,914          160          6.40%        1,716          6.66%        2,232          4.93%
Federal Home Loan Bank......       1,275
                              -----------  -----------                 -----------                 -----------
                               $  71,177    $   5,048                   $   3,871                   $   4,297
                              -----------  -----------                 -----------                 -----------
                              -----------  -----------                 -----------                 -----------

                                             WEIGHTED
                               MORE THAN      AVERAGE
                               10 YEARS        YIELD
                              -----------  -------------
U.S. Treasury...............
Mortgage Backed
  Securities................   $  54,880          6.65%
Obligations of States and
  Political Subdivisions....       1,806          5.38%
Federal Home Loan Bank......       1,275
                              -----------
                               $  57,961
                              -----------
                              -----------

    Table 12 presents the time remaining until maturity for certificates of deposits in denominations of $100,000 or more as of December 31, 1996.

                        TABLE 12 CERTIFICATES OF DEPOSIT
                       DENOMINATIONS OF $100,000 OR MORE
                                 (IN THOUSANDS)

                                                                             DECEMBER 31, 1996
                                                                             -----------------
Time remaining until maturity:
Less than 3 months.........................................................      $   7,680
3 months to 6 months.......................................................          2,286
6 months to 12 months......................................................          2,581
More than 12 months........................................................         --
                                                                                   -------
    Total..................................................................      $  12,547
                                                                                   -------
                                                                                   -------

    Loan maturities for commercial, financial and agricultural and real estate construction loans at December 31, 1996, are presented in Table 13.

                            TABLE 13 LOAN MATURITIES

                                                      AFTER ONE
                                                     BUT WITHIN     AFTER
                                        WITHIN ONE      FIVE        FIVE
                                           YEAR         YEARS       YEARS      TOTAL
                                        -----------  -----------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Commercial, financial and
  agricultural........................   $  21,416    $   9,074   $   5,143  $  35,633
Real estate construction..............      15,112       --          --         15,112
                                        -----------  -----------  ---------  ---------
    Total.............................   $  36,528    $   9,074   $   5,143  $  50,745
                                        -----------  -----------  ---------  ---------
                                        -----------  -----------  ---------  ---------

    Commercial, financial and agricultural loans at December 31, 1996 maturing after one year are comprised of fixed rate and variable rate loans as shown below:

                                                    AFTER ONE     AFTER
                                                   BUT WITHIN     FIVE
                                                   FIVE YEARS     YEARS      TOTAL
                                                   -----------  ---------  ---------
                                                        (DOLLARS IN THOUSANDS)
Fixed rate.......................................   $      36   $  --      $      36
Variable rate....................................       9,038       5,143     14,181
                                                   -----------  ---------  ---------
                                                    $   9,074   $   5,143  $  14,217
                                                   -----------  ---------  ---------
                                                   -----------  ---------  ---------

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Stockholders' equity was $23,193,000 at December 31, 1996, an increase of $2,209,000, or 10.5% from the $20,984,000 balance at December 31, 1995. This increase was due to 1996 earnings of $4,128,000, offset by cash dividends of $887,000, a decrease in the net after-tax unrealized gain on securities available-for-sale of $342,000 from the prior year-end, and the repurchase of common stock of $690,000. The Company does not have any material commitments for capital expenditures as of December 31, 1996.

    The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance stockholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

    During 1995, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 68,300 shares, in order to enhance long term stockholder value. As of December 31, 1996, 68,340 shares had been purchased for a total purchase price of $952,000. In January 1997, the Company's directors approved a plan to repurchase up to 3% of shares outstanding, or 66,290 shares, from time to time in open market transactions.

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

    The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of December 31, 1996, 1995 and 1994. Capital ratios for the Company are set forth in Table 14:

                            TABLE 14 CAPITAL RATIOS

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
Total risk-based capital ratio....................................       16.4%      16.9%      15.4%
Tier 1 risk-based capital ratio...................................       15.2%      15.7%      14.2%
Tier 1 leverage ratio.............................................        9.8%      10.2%      10.9%

    Capital ratios for the Bank at December 31, 1996 and 1995 were 15.0% and 14.3% total risk-based capital ratio, 13.8% and 13.1% Tier 1 risk-based capital ratio and 8.7% and 8.5% Tier 1 leverage ratio. Prior to July 25, 1995, the Bank's ratios are the same as the Company's ratios.

EFFECTS OF INFLATION

    The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects the Company indirectly through its effect of increasing market rates of interest. However, the Company's earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on the Company's operating expenses, such as adjustments in salaries and benefits and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated financial statements for the years ended December 31, 1996, 1995 and 1994. Changes in interest rates are highly sensitive to many factors which are beyond the control of management. Changes in interest rates will influence the growth of loans, investments and deposits, as well as the rates charged on loans and paid on deposits. The nature, timing and impact of future changes in interest rates or monetary and fiscal policies are not predictable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Audited consolidated financial statements of the Company as of December 31, 1996 and 1995 and for each of the three years in the period ended December 31, 1996 appear on pages 30 thru 47.

                                 COAST BANCORP

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1996            1995
                                                                                   --------------  --------------
                                                     ASSETS
Cash and due from banks..........................................................  $   22,492,000  $   18,956,000
Federal funds sold...............................................................      15,500,000       7,000,000
                                                                                   --------------  --------------
    Total cash and equivalents...................................................      37,992,000      25,956,000
Securities:
  Available-for-sale, at fair value..............................................      65,486,000      64,888,000
  Held-to-maturity, at amortized cost (fair value--1996 $6,021,000, 1995
    $6,256,000)..................................................................       5,914,000       6,099,000
Loans:
  Commercial.....................................................................      35,633,000      34,263,000
  Real estate--construction......................................................      15,112,000      14,008,000
  Real estate--term..............................................................      65,208,000      50,580,000
  Installment and other..........................................................       7,768,000       7,989,000
                                                                                   --------------  --------------
    Total loans..................................................................     123,721,000     106,840,000
  Unearned income................................................................      (1,742,000)     (1,631,000)
  Allowance for credit losses....................................................      (3,158,000)     (2,478,000)
                                                                                   --------------  --------------
Net loans........................................................................     118,821,000     102,731,000
Bank premises and equipment--net.................................................       2,131,000       2,408,000
Other real estate owned..........................................................         551,000         830,000
Accrued interest receivable and other assets.....................................       6,020,000       4,756,000
                                                                                   --------------  --------------
      TOTAL ASSETS...............................................................  $  236,915,000  $  207,668,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand.....................................................  $   56,699,000  $   49,575,000
  Interest-bearing demand........................................................      69,305,000      74,944,000
  Savings........................................................................      32,296,000      17,385,000
  Time...........................................................................      27,167,000      22,142,000
                                                                                   --------------  --------------
    Total deposits...............................................................     185,467,000     164,046,000
Securities sold under agreements to repurchase...................................      24,608,000      20,000,000
Accrued expenses and other liabilities...........................................       3,647,000       2,638,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     213,722,000     186,684,000

STOCKHOLDERS' EQUITY:
Preferred stock--no par value; 10,000,000 shares authorized; no shares issued....        --              --
Common stock--no par value; 20,000,000 shares authorized; shares outstanding:
  2,209,659 in 1996 and 2,257,899 in 1995........................................      11,041,000      11,282,000
Net unrealized gain on securities available-for-sale.............................         130,000         472,000
Retained earnings................................................................      12,022,000       9,230,000
                                                                                   --------------  --------------
  Total stockholders' equity.....................................................      23,193,000      20,984,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................  $  236,915,000  $  207,668,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                         CONSOLIDATED INCOME STATEMENTS

                                                             YEARS ENDED DECEMBER 31,
                                                        ----------------------------------
                                                           1996        1995        1994
                                                        ----------  ----------  ----------
Interest income:
  Loans, including fees...............................  $12,845,000 $11,804,000 $9,961,000
  Federal funds sold..................................     832,000     671,000     368,000
  Securities:
    Taxable...........................................   4,235,000   3,284,000   1,666,000
    Nontaxable........................................     336,000     360,000     383,000
                                                        ----------  ----------  ----------
Total interest income.................................  18,248,000  16,119,000  12,378,000
Interest expense:
  Deposits............................................   3,435,000   2,970,000   2,442,000
  Other borrowings....................................   1,378,000     783,000      --
                                                        ----------  ----------  ----------
Total interest expense................................   4,813,000   3,753,000   2,442,000
                                                        ----------  ----------  ----------
Net interest income...................................  13,435,000  12,366,000   9,936,000
Provision for credit losses...........................     900,000     900,000     600,000
                                                        ----------  ----------  ----------
Net interest income after provision for credit
  losses..............................................  12,535,000  11,466,000   9,336,000
Noninterest income:
  Customer service fees...............................   1,808,000   1,527,000   1,501,000
  Gain on sale of loans...............................   1,420,000     678,000   1,174,000
  Loan servicing fees.................................     958,000     875,000     793,000
  Gains (losses) on securities transactions...........     114,000     (48,000)      1,000
  Gain on sale of other real estate owned.............      39,000      65,000     163,000
  Gain on sale of bank premises and equipment.........      14,000      13,000       7,000
  Other...............................................     545,000     448,000     405,000
                                                        ----------  ----------  ----------
Total noninterest income..............................   4,898,000   3,558,000   4,044,000
Noninterest expenses:
  Salaries and benefits...............................   5,193,000   5,009,000   4,658,000
  Equipment...........................................   1,142,000   1,043,000   1,072,000
  Occupancy...........................................     934,000     904,000     903,000
  Stationery and postage..............................     382,000     278,000     290,000
  Insurance...........................................     143,000     280,000     463,000
  Legal fees..........................................      93,000     200,000     148,000
  Other...............................................   2,652,000   2,141,000   1,929,000
                                                        ----------  ----------  ----------
Total noninterest expenses............................  10,539,000   9,855,000   9,463,000
                                                        ----------  ----------  ----------
Income before income taxes............................   6,894,000   5,169,000   3,917,000
Provision for income taxes............................   2,766,000   2,020,000   1,479,000
                                                        ----------  ----------  ----------
Net income............................................  $4,128,000  $3,149,000  $2,438,000
                                                        ----------  ----------  ----------
Net income per common and equivalent share............  $     1.85  $     1.38  $     1.07
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                       NET
                                                                   INDEBTEDNESS     UNREALIZED
                                                                   OF EMPLOYEE    GAIN (LOSS) ON
                                               COMMON STOCK           STOCK         SECURITIES
                                          -----------------------   OWNERSHIP       AVAILABLE-      RETAINED
                                            SHARES      AMOUNT         PLAN          FOR-SALE       EARNINGS       TOTAL
                                          ----------  -----------  ------------   --------------   -----------  -----------
Balances, January 1, 1994...............   2,277,999  $11,383,000   $(410,000)      $ --           $ 5,307,000  $16,280,000
Initial recognition of unrealized gains
  on available-for-sale securities......                                               46,000                        46,000
Cash dividends paid.....................                                                              (683,000)    (683,000)
Repayment of employee stock ownership
  plan loan.............................                              219,000                                       219,000
Net decrease in value of available-
  for-sale securities, net of tax of
  $387,000..............................                                             (590,000)                     (590,000)
Net income..............................                                                             2,438,000    2,438,000
                                          ----------  -----------  ------------   --------------   -----------  -----------
Balances, December 31, 1994.............   2,277,999   11,383,000    (191,000)       (544,000)       7,062,000   17,710,000
Cash dividends paid.....................                                                              (820,000)    (820,000)
Repayment of employee stock ownership
  plan loan.............................                              191,000                                       191,000
Net increase in value of available-
  for-sale securities, net of tax of
  $724,000..............................                                            1,016,000                     1,016,000
Repurchase of common stock..............     (20,100)    (101,000)                                    (161,000)    (262,000)
Net income..............................                                                             3,149,000    3,149,000
                                          ----------  -----------  ------------   --------------   -----------  -----------
Balances, December 31, 1995.............   2,257,899   11,282,000      --             472,000        9,230,000   20,984,000
Cash dividends paid.....................                                                              (887,000)    (887,000)
Net decrease in value of available-
  for-sale securities, net of tax of
  $243,000..............................                                             (342,000)                     (342,000)
Repurchase of common stock..............     (48,240)    (241,000)                                    (449,000)    (690,000)
Net income..............................                                                             4,128,000    4,128,000
                                          ----------  -----------  ------------   --------------   -----------  -----------
Balances, December 31, 1996.............   2,209,659  $11,041,000   $  --           $ 130,000      $12,022,000  $23,193,000
                                          ----------  -----------  ------------   --------------   -----------  -----------
                                          ----------  -----------  ------------   --------------   -----------  -----------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                    ---------------------------------------------
                                                                        1996            1995            1994
                                                                    -------------  --------------  --------------
CASH FLOWS FROM OPERATIONS:
Net income........................................................  $   4,128,000  $    3,149,000  $    2,438,000
Adjustments to reconcile net income to net cash provided by (used
  in) operations:
  Provision for credit losses.....................................        900,000         900,000         600,000
  Depreciation and amortization...................................        (83,000)       (101,000)      1,074,000
  Gain on sale of property........................................        (53,000)        (78,000)         (7,000)
  Losses (gains) on securities transactions.......................       (114,000)         48,000          (1,000)
  Deferred income taxes...........................................       (785,000)       (601,000)         36,000
  Proceeds from loan sales........................................     38,497,000      20,835,000      34,673,000
  Origination of loans held for sale..............................    (41,925,000)    (24,283,000)    (31,975,000)
  Accrued interest receivable and other assets....................       (236,000)        363,000        (671,000)
  Accrued expenses and other liabilities..........................      1,009,000         808,000         964,000
  Increase in unearned income.....................................      1,131,000         875,000         630,000
  Other--net......................................................       --               178,000        --
                                                                    -------------  --------------  --------------
Net cash provided by operations...................................      2,469,000       2,093,000       7,761,000
                                                                    -------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale..............     13,572,000       4,665,000       7,911,000
Proceeds from maturities of securities............................     17,047,000       9,723,000       5,727,000
Purchases of securities available-for-sale........................    (31,733,000)    (42,140,000)    (20,237,000)
Net (increase) decrease in loans..................................    (14,259,000)     (6,025,000)    (10,708,000)
Purchases of bank premises and equipment..........................       (430,000)       (418,000)       (209,000)
Proceeds from disposals of bank premises and equipment............         14,000          26,000          19,000
Proceeds from sales of other real estate owned....................        904,000         475,000       1,331,000
                                                                    -------------  --------------  --------------
Net cash used in investing activities.............................    (14,885,000)    (33,694,000)    (16,166,000)
                                                                    -------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under agreements to
  repurchase......................................................      4,608,000      16,000,000       4,000,000
Net increase in deposits..........................................     21,421,000      11,916,000      16,557,000
Payment of cash dividends.........................................       (887,000)       (820,000)       (683,000)
Repurchase of common stock........................................       (690,000)       (262,000)       --
                                                                    -------------  --------------  --------------
Net cash provided by financing activities.........................     24,452,000      26,834,000      19,874,000
                                                                    -------------  --------------  --------------
Net increase (decrease) in cash and equivalents...................     12,036,000      (4,767,000)     11,469,000
Cash and equivalents, beginning of year...........................     25,956,000      30,723,000      19,254,000
                                                                    -------------  --------------  --------------
Cash and equivalents, end of year.................................  $  37,992,000  $   25,956,000  $   30,723,000
                                                                    -------------  --------------  --------------
                                                                    -------------  --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION--CASH PAID DURING THE YEAR FOR:
Interest..........................................................  $   5,683,000  $    3,351,000  $    2,432,000
Income taxes......................................................      3,867,000       2,393,000         892,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned..............................  $     586,000        --        $    2,247,000

                 See notes to consolidated financial statements

                                 COAST BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--In May 1995, the stockholders of Coast Commercial Bank approved a plan which provided for the formation of Coast Bancorp (a bank holding company) and the conversion of each share of outstanding Coast Commercial Bank common stock into one share of Coast Bancorp common stock. Effective July 25, 1995 Coast Bancorp issued 2,277,999 shares of its common stock for all the outstanding shares of Coast Commercial Bank through a merger which has been accounted for similar to a pooling of interests in that the historical cost basis of Coast Commercial Bank has been carried forward. As a result of the merger, Coast Commercial Bank became a wholly-owned subsidiary of Coast Bancorp.

    NATURE OF OPERATIONS--Coast Bancorp (the Company) and its subsidiary, Coast Commercial Bank (the Bank), operate 5 branches in Santa Cruz County, California. The Company's primary source of revenue is loans to customers, who are predominately small and middle-market businesses and middle-income individuals.

    BASIS OF PRESENTATION--The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and to prevailing practices within the banking industry. The methods of applying those principles which materially affect the consolidated financial statements are summarized below. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the dates of the balance sheets, and revenues and expenses for the periods indicated. Actual results could differ from those estimates.

    CONSOLIDATION--The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds sold are sold for one-day periods.

    SECURITIES--Investments in debt securities are classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities are classified as available-for-sale, which are carried at market value with a corresponding recognition of the unrealized holding gain or loss as a net amount in a separate component of stockholders' equity until realized.

    Amortization of premiums and accretion of discounts arising at acquisition of securities are included in income using methods that approximate the interest method. Market values are based on quoted market prices or dealer quotes. Gains or losses on the sale of securities are computed using the specific identification method.

    LOANS--Loans are stated at the principal amount outstanding. Loans held for sale are carried at the lower of cost or market. Interest on loans is credited to income as earned.

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on nonaccrual loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Loan origination fees and costs are deferred and amortized to income by a method approximating the effective interest method over the estimated lives of the underlying loans. Fees received by the Company relating to mortgage loans held for sale are recognized when the loans are sold.

    The Company originates loans that are guaranteed in part by the Small Business Administration (SBA). The guaranteed portion of such loans can be sold without recourse. The Company retains the servicing for the portion sold and has credit risk for the remaining unguaranteed portion. Gains or losses realized on loans sold are determined by allocating the recorded investment between the portion of the loan sold and the portion retained based on an estimate of the relative fair values of those portions as of the date the loan is sold. Sales of SBA loans totaled $15,472,000, $6,915,000, and $15,807,000 during 1996, 1995 and
1994, respectively. SBA loans serviced for other investors were $79,585,000 and $71,216,000 at December 31, 1996 and 1995, respectively.

    The Company also originates and sells residential mortgage loans to the Federal Home Loan Mortgage Corporation (FHLMC) and other participants in the mortgage markets. Sales of residential mortgage loans totaled $23,025,000, $13,920,000, and $18,866,000 during 1996, 1995, and 1994, respectively.
Residential mortgage loans serviced for other investors were $43,038,000 and $46,637,000 at December 31, 1996 and 1995, respectively.

    ALLOWANCE FOR CREDIT LOSSES--The allowance for credit losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration such factors as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

    In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates.

    BANK PREMISES AND EQUIPMENT--Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of three to twenty years.

    OTHER REAL ESTATE OWNED--Other real estate owned consists of property acquired as a result of a foreclosure proceeding or through receipt of a deed-in-lieu of foreclosure. Other real estate owned is carried at the lower of cost or fair value minus estimated costs to sell. Any excess of the loan balance over the fair value when the property is acquired is charged to the allowance for credit losses. Subsequent declines in fair value, if any, and disposition gains and losses are included in noninterest income and noninterest expense.

    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS--Accrued interest receivable and other assets includes the cash surrender value of single premium insurance policies of $2,350,000 and $1,979,000 at December 31, 1996 and 1995,
respectively.

    LONG-LIVED ASSETS--The Company adopted Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" effective January 1,

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
1995. The adoption of this statement had no effect on the Company's financial position or results of operations.

    ACCOUNTING FOR FINANCIAL ASSETS AND LIABILITIES--In June, 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." This statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transations related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company believes the effect of adoption of these standards will be not material.

    INCOME TAXES--Deferred income taxes are provided for temporary differences between financial statement and income tax reporting.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees."

    NET INCOME PER COMMON AND EQUIVALENT SHARE--Net income per common and equivalent share is computed using the weighted average shares outstanding plus the dilutive effect of stock options, using the treasury stock method. The number of shares used to compute net income per share for the years ended December 31, 1996, 1995 and 1994 was 2,236,134, 2,280,285, and 2,277,999,
respectively. The difference between primary and fully diluted net income per share is not significant in any period.

    RECLASSIFICATIONS--Certain amounts in the 1994 and 1995 consolidated financial statements have been reclassified to conform to the 1996 presentation. These reclassifications had no impact on stockholders' equity or net income.

2. RESTRICTED CASH BALANCES

    The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. At December 31, 1996 the Company maintained reserves of $3,581,000 in the form of vault cash and balances at the Federal Reserve which satisfied the regulatory requirements.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

3. SECURITIES

    The amortized cost and estimated market values of securities at December 31, are as follows:

                                                                            GROSS         GROSS
                                                            AMORTIZED     UNREALIZED   UNREALIZED     ESTIMATED
                                                              COST           GAIN         LOSS      MARKET VALUE
                                                          -------------  ------------  -----------  -------------
DECEMBER 31, 1996
Available-for-sale:
  U.S. Treasury and agency securities...................  $   5,960,000  $     12,000  $    (9,000) $   5,963,000
  Mortgage-backed securities............................     58,028,000       467,000     (247,000)    58,248,000
  Other.................................................      1,275,000       --           --           1,275,000
                                                          -------------  ------------  -----------  -------------
Total...................................................  $  65,263,000  $    479,000  $  (256,000) $  65,486,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------
Held-to-maturity--State and municipal
  obligations...........................................  $   5,914,000  $    128,000  $   (21,000) $   6,021,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------
DECEMBER 31, 1995
Available-for-sale:
  U.S. Treasury and agency securities...................  $  11,029,000  $     20,000  $   (27,000) $  11,022,000
  Mortgage-backed securities............................     52,489,000       824,000     (165,000)    53,148,000
  Other.................................................        562,000       156,000      --             718,000
                                                          -------------  ------------  -----------  -------------
Total...................................................  $  64,080,000  $  1,000,000  $  (192,000) $  64,888,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------
Held-to-maturity--State and municipal
  obligations...........................................  $   6,099,000  $    180,000  $   (23,000) $   6,256,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------

    The amortized cost and estimated market value of debt securities at December 31, 1996, by contractual maturity, are as follows:

                                                           AVAILABLE-FOR-SALE             HELD-TO-MATURITY
                                                      ----------------------------  ----------------------------
                                                        AMORTIZED      ESTIMATED      AMORTIZED      ESTIMATED
                                                          COST       MARKET VALUE       COST       MARKET VALUE
                                                      -------------  -------------  -------------  -------------
DECEMBER 31, 1996
U.S. Treasury and agency and state and municipal
  securities:
Due within one year.................................  $   4,547,000  $   4,545,000  $     160,000  $     163,000
Due after 1 year through 5 years....................      1,413,000      1,418,000      1,716,000      1,805,000
Due after 5 years through 10 years..................       --             --            2,232,000      2,229,000
Due after 10 years..................................       --             --            1,806,000      1,824,000
                                                      -------------  -------------  -------------  -------------
                                                          5,960,000      5,963,000      5,914,000      6,021,000
Mortgage-backed securities..........................     58,028,000     58,248,000       --             --
                                                      -------------  -------------  -------------  -------------
Total...............................................  $  63,988,000  $  64,211,000  $   5,914,000  $   6,021,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

    Gross realized gains and gross realized losses from sales of securities available-for-sale were $283,000 and $169,000 in 1996, respectively, $10,000 and $58,000 in 1995, respectively, and $202,000 and $201,000 in 1994, respectively.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

    At December 31, 1996, investment securities with a carrying value of $35,644,000 were pledged to collateralize public deposits and for other purposes as required by law or contract.

    Effective December 1, 1995, mortgage-backed securities totaling $4,667,000 in amortized cost and $4,665,000 in market value were reclassified from held-to-maturity to available-for-sale, in connection with the adoption of the Financial Accounting Standards Board Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities."

4. ALLOWANCE FOR CREDIT LOSSES

    Changes in the allowance for credit losses are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Balance, beginning of period........................  $  2,478,000  $  1,859,000  $  1,723,000
Provision charged to expense........................       900,000       900,000       600,000
Loans charged off...................................      (352,000)     (401,000)     (508,000)
Recoveries..........................................       132,000       120,000        44,000
                                                      ------------  ------------  ------------
Balance, end of period..............................  $  3,158,000  $  2,478,000  $  1,859,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Nonaccrual loans were $159,000, $824,000 and $848,000 at December 31, 1996,
1995, and 1994, respectively.

    The Bank measures impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, an impairment may be measured based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. There were no impaired loans at December 31, 1996. The recorded investment in impaired loans at December 31, 1995 was comprised of one loan of $343,000, which had a related allowance of $69,000. Such allowance is a portion of the allowance for credit losses. The average recorded investment in impaired loans was $273,000 and $369,000 for 1996 and 1995, respectively. No interest income was recognized during the period of impairment.

    At December 31, 1996, SBA loans held for sale were $5,389,000 (1995, $2,206,000). Mortgage loans held by the Company pending completion of their sale to the FHLMC or other investors were $2,405,000 and $2,204,000 at December 31, 1996 and 1995, respectively. The Company does not anticipate any loss on the sale of these loans. Loans held for or pending completion of sale are included in loans in the consolidated balance sheets and are carried at cost, which is lower than market value.

5. BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31 are comprised of the following:

                                                                      1996           1995
                                                                  -------------  -------------
Buildings and leasehold improvements............................  $   2,328,000  $   2,332,000
Furniture and equipment.........................................      4,717,000      4,244,000
                                                                  -------------  -------------
Total...........................................................      7,045,000      6,576,000
Accumulated depreciation and amortization.......................     (4,914,000)    (4,168,000)
                                                                  -------------  -------------
Bank premises and equipment--net................................  $   2,131,000  $   2,408,000
                                                                  -------------  -------------
                                                                  -------------  -------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

5. BANK PREMISES AND EQUIPMENT (CONTINUED)
    Certain of the Company's premises are leased under various noncancelable operating leases expiring in 2001 which have, in certain instances, renewal options. Future minimum lease payments are as follows:

1997............................................................  $ 654,000
1998............................................................    574,000
1999............................................................    429,000
2000............................................................    330,000
2001............................................................    232,000
                                                                  ---------
Total...........................................................  $2,219,000
                                                                  ---------
                                                                  ---------

    Rent expense under operating leases was $637,000, $602,000, and $581,000 in 1996, 1995 and 1994, respectively.

6. INCOME TAXES

    The provision for income taxes consists of the following:

                                                          1996          1995          1994
                                                      ------------  ------------  ------------
Current:
  Federal...........................................  $  2,609,000  $  1,895,000  $    969,000
  State.............................................       942,000       726,000       474,000
                                                      ------------  ------------  ------------
    Total current...................................     3,551,000     2,621,000     1,443,000
                                                      ------------  ------------  ------------
Deferred:
  Federal...........................................      (601,000)     (471,000)       30,000
  State.............................................      (184,000)     (130,000)        6,000
                                                      ------------  ------------  ------------
    Total deferred..................................      (785,000)     (601,000)       36,000
                                                      ------------  ------------  ------------
    Total...........................................  $  2,766,000  $  2,020,000  $  1,479,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    The effective tax rate differs from the federal statutory rate as follows:

                                                                         1996       1995       1994
                                                                       ---------  ---------  ---------
Statutory federal income tax rate....................................       35.0%      35.0%      35.0%
State income taxes, net of federal tax effect........................        7.2        7.6        7.3
Tax exempt income....................................................       (1.5)      (2.2)      (3.0)
Other--net...........................................................       (0.6)      (1.3)      (1.5)
                                                                             ---        ---        ---
    Total............................................................       40.1%      39.1%      37.8%
                                                                             ---        ---        ---
                                                                             ---        ---        ---

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

6. INCOME TAXES (CONTINUED)
    The Company's net deferred tax assets are comprised of the following:

                                                                        1996          1995
                                                                    ------------  ------------
Deferred tax assets:
Provision for credit losses.......................................  $  1,056,000  $    870,000
Accelerated depreciation..........................................       450,000       291,000
State income tax..................................................       314,000       143,000
Deferred compensation.............................................       102,000       --
Provision for other real estate owned.............................       107,000       --
Other.............................................................       197,000       168,000
                                                                    ------------  ------------
    Total deferred tax assets.....................................     2,226,000     1,472,000
Unrealized gains on available-for sale-securities.................       (93,000)     (336,000)
Deferred tax liabilities--other...................................       (37,000)      (67,000)
                                                                    ------------  ------------
    Total.........................................................  $  2,096,000  $  1,069,000
                                                                    ------------  ------------
                                                                    ------------  ------------

7. DEPOSITS

    The aggregate amount of time deposits each with a minimum denomination of $100,000 or more was $12,547,000 and $9,180,000 at December 31, 1996 and 1995,
respectively.

    At December 31, 1996, the scheduled maturities of time deposits are as follows:

1997...........................................................  $25,619,000
1998 and thereafter............................................   1,548,000
                                                                 ----------
                                                                 $27,167,000
                                                                 ----------
                                                                 ----------

8. SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

    Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                        1996        1995
                                                     ----------  ----------
Average balance during the year....................  $23,528,000 $11,537,000
Average interest rate during the year..............        5.9%        6.8%
Maximum month-end balance during the year..........  $24,707,000 $20,000,000
Average rate at December 31........................        5.4%        6.3%

    Mortgage-backed securities were delivered to the broker-dealers who arranged the transactions to secure the agreements (See Note 3). The agreements at December 31, 1996 mature within three months.

9. COMMITMENTS AND CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the consolidated financial statements. The Company does not anticipate losses as a result of these commitments. Undisbursed loan commitments totaled $42,450,000 and standby letters of credit were $5,123,000 at December 31, 1996. The Company's exposure to credit loss is limited to amounts funded or drawn.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

9. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
    Loan commitments are typically contingent upon the borrower meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits or business or personal assets.

    Standby letters of credit are conditional commitments written by the Company to guarantee the performance of a customer to a third party. These guarantees are issued primarily relating to inventory purchases by the Company's commercial customers and such guarantees are typically short-term. Credit risk is similar to that involved in extending loan commitments to customers and the Company, accordingly, uses evaluation and collateral requirements similar to those for loan commitments. Virtually all of such commitments are collateralized.

10. LOAN CONCENTRATIONS

    The Bank's customers are primarily located in Santa Cruz, Monterey and San Benito counties, an area on the California coast south of San Francisco. Commercial loans represent 29% of total loans at December 31, 1996, with no particular industry representing a significant portion. Approximately 12% of the Company's loans at December 31, 1996 are for real estate construction including single family residential and commercial properties. Other real estate secured loans, primarily for commercial properties, represent another 53% of loans at December 31, 1996. Installment and other loans, primarily automobile and mobile home loans, represent the remainder of loans. Many of the Company's customers are employed by or are otherwise dependent on the high technology, tourism, agriculture and real estate development industries and, accordingly, the ability of any of the Company's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by bank deposits or business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for other loans.

11. RELATED PARTY LOANS

    The Bank may make loans to directors and their associates subject to approval by the Board of Directors. These transactions are at terms and rates comparable to those granted to other customers of the Company. An analysis of changes in related party loans for the year ended December 31, 1996 is as follows:

BEGINNING
 BALANCE     ADDITIONS   REPAYMENTS   ENDING BALANCE
----------  -----------  -----------  --------------
$  170,000   $   5,000    $  31,000     $  144,000

12. REGULATORY MATTERS

    The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory-- and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

12. REGULATORY MATTERS (CONTINUED)
guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1996 and 1995, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Company's and Bank's actual capital amounts and ratios are as follows:

                                                                                    TO BE CATEGORIZED
                                                                                         AS WELL
                                                                                    CAPITALIZED UNDER
                                                                  FOR CAPITAL       PROMPT CORRECTIVE
                                                ACTUAL         ADEQUACY PURPOSES:   ACTION PROVISIONS:
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          -----------  -----   -----------  -----   -----------  -----
THE COMPANY:
As of December 31, 1996:
Total Capital (to Risk Weighted
 Assets)................................  $24,944,000  16.4%   $12,144,000  a8.0%           N/A    N/A
Tier I Capital (to Risk Weighted
 Assets)................................  $23,031,000  15.2%   $ 6,072,000  a4.0%           N/A    N/A
Tier I Capital (to Average Assets)......  $23,031,000   9.8%   $ 9,415,000  a4.0%           N/A    N/A

As of December 31, 1995:
Total Capital (to Risk Weighted
 Assets)................................  $22,167,000  16.9%   $10,474,000  a8.0%           N/A    N/A
Tier I Capital (to Risk Weighted
 Assets)................................  $20,530,000  15.7%   $ 5,237,000  a4.0%           N/A    N/A
Tier I Capital (to Average Assets)......  $20,530,000  10.2%   $ 8,013,000  a4.0%           N/A    N/A

THE BANK:
As of December 31, 1996:
Total Capital (to Risk Weighted
 Assets)................................  $22,232,000  15.0%   $11,826,000  a8.0%   $14,783,000  a10.0%
Tier I Capital (to Risk Weighted
 Assets)................................  $20,368,000  13.8%   $ 5,913,000  a4.0%   $ 8,870,000   a6.0%
Tier I Capital (to Average Assets)......  $20,368,000   8.7%   $ 9,415,000  a4.0%   $11,768,000   a5.0%

As of December 31, 1995:
Total Capital (to Risk Weighted
 Assets)................................  $18,643,000  14.3%   $10,407,000  a8.0%   $13,001,000  a10.0%
Tier I Capital (to Risk Weighted
 Assets)................................  $17,006,000  13.1%   $ 5,203,000  a4.0%   $ 7,805,000   a6.0%
Tier I Capital (to Average Assets)......  $17,006,000   8.5%   $ 8,012,000  a4.0%   $10,015,000   a5.0%

13. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Company is not obligated to, but may contribute to the plan. During 1996, the Company matched each employee's contribution up to $500, aggregating $42,000 ($42,000 in 1995 and 1994). Participants may elect several investment options, including investment in the Company's common stock.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Substantially all employees with at least 1,000 hours of service are covered by a discretionary employee stock ownership plan (ESOP). The ESOP borrowed $698,000 during 1991 and 1992 to purchase 82,985 shares of the Company's common stock at fair market value from certain directors. During 1995 the loan was fully repaid. The loan had been recorded as a liability of the Company with a corresponding reduction to stockholders' equity. The ESOP serviced the loan with contributions from the Company and with proceeds from sale of stock to 401(k) plan participants. The Company's contribution to the ESOP was $120,000 in 1996, 1995 and 1994.

    The Bank has an unfunded salary continuation plan for two officers which provides for retirement benefits upon reaching age 65. The Bank accrues such post-retirement benefits over the vesting period of ten years. In the event of a change in control of the Company, the officers' benefits will fully vest. The Bank accrued $120,000, $146,000, and $40,000, in 1996, 1995, and 1994,
respectively. The liability under the salary continuation plan was $342,000 and $222,000 at December 31, 1996 and 1995, respectively. The discount rate used to measure the liability was 6.95% and 8.0% at December 31, 1996 and 1995, respectively.

    The Bank has a deferred compensation plan whereby certain directors defer their fees until age 65 or 70. Amounts deferred accrue interest at a rate determined annually by the Board of Directors (6.6% and 8.8% for 1996 and 1995, respectively). Accumulated benefits are paid over 8 to 13 years. Total deferred director fees at December 31, 1996 and 1995 were $341,000 and $247,000, respectively.

    Under the 1995 stock option plan (the Plan) the Company may grant options to purchase up to 400,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant. Employee options generally expire 5 to 10 years from the date of grant and become exercisable over a 5-year period. Under the Plan non-employee directors of the Company are automatically granted options to purchase 2,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the plan are exercisable after 6 months and expire 5 years from the date of grant. The maximum number of shares which may be issued to an individual director under the Directors' Plan is 10,000.

    Option activity under the plan is as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                          NUMBER OF    EXERCISE
                                                                           SHARES        PRICE
                                                                         -----------  -----------
Outstanding, January 1, 1995...........................................      --        $  --
Granted (weighted average fair value of $8.56).........................      14,000        10.25
                                                                         -----------
Outstanding, December 31, 1995 (14,000 exercisable at a weighted
  average price of $10.25).............................................      14,000        10.25
Granted (weighted average fair value of $5.29).........................      64,000        14.25
                                                                         -----------
Outstanding, December 31, 1996 (28,000 exercisable at a weighted
  average price of $12.25).............................................      78,000    $   13.53
                                                                         -----------
                                                                         -----------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Additional information regarding options outstanding as of December 31, 1996 is as follows:

                               OPTIONS OUTSTANDING
                             -----------------------                          OPTIONS EXERCISABLE
   RANGE OF                     WEIGHTED AVERAGE                         ------------------------------
   EXERCISE       NUMBER      REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
    PRICES      OUTSTANDING        LIFE (YRS)          EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------------------  -----------------  -----------  -----------------
    $10.25          14,000                3.1             $   10.25          14,000       $   10.25
     14.25          64,000                7.3                 14.25          14,000           14.25
                -----------                                              -----------
                    78,000                6.5             $   13.53          28,000       $   12.25
                -----------                                              -----------
                -----------                                              -----------

    At December 31, 1996, 322,000 shares were available for future grants under the option plan.

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 102 months in 1996 and 60 months in 1995 following vesting; stock volatility, 50% in 1996 and 1995; risk free interest rates, 6.25% in 1996 and 7.34% in 1995; and 24% dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995 and 1996 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been $4,026,000 ($1.80 per share) in 1996 and $3,105,000 ($1.36 per share) in 1995.

14. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

    The estimated fair value amounts have been determined by using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions and/or estimation techniques may have a material effect on the estimated fair value amounts.

    The following table presents the carrying amount and estimated fair value of certain assets and liabilities held by the Company at December 31, 1996 and 1995. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

14. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED) from banks, federal funds sold, and demand and savings deposits. See Note 3 for a summary of the estimated fair value of securities.

                                                                                   DECEMBER 31,
                                                              ------------------------------------------------------
                                                                         1996                        1995
                                                              --------------------------  --------------------------
                                                                CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                                 AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                              ------------  ------------  ------------  ------------
Loans, net..................................................  $118,821,000  $118,323,000  $102,731,000  $102,413,000
Time deposits...............................................  $ 27,167,000  $ 27,172,000  $ 22,142,000  $ 22,155,000
Securities sold under agreements to repurchase..............  $ 24,608,000  $ 24,608,000  $ 20,000,000  $ 20,110,000

    The following methods and assumptions were used by the Company in computing the estimated fair values in the above table:

    LOANS, NET--The fair value of variable rate loans is the carrying value as these loans are regularly adjusted to market rates. The fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The fair value calculations are adjusted by the allowance for loan losses.

    TIME DEPOSITS--The fair value of fixed rate time deposits was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

    SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE--The fair value of fixed rate securities sold under agreements to repurchase was estimated by discounting the cash flows using rates currently offered for these types of borrowings of similar remaining maturities.

    UNUSED COMMITMENTS TO EXTEND CREDIT--The fair value of letters of credit and standby letters of credit is not significant.

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    As described in Note 1 to the consolidated financial statements, the merger of Coast Commercial Bank with the Company became effective July, 25, 1995. The condensed financial statements of Coast Bancorp (parent company only) as of and for the years ended December 31, 1996 and 1995 follow:

                                                                                         1996           1995
                                                                                     -------------  -------------
CONDENSED BALANCE SHEET
Cash...............................................................................  $   2,830,000  $   3,307,000
Investment in Coast Commercial Bank................................................     20,380,000     17,665,000
Other assets.......................................................................         28,000         12,000
                                                                                     -------------  -------------
    Total..........................................................................  $  23,238,000  $  20,984,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Liabilities........................................................................  $      45,000  $    --
Stockholders' equity...............................................................     23,193,000     20,984,000
                                                                                     -------------  -------------
    Total..........................................................................  $  23,238,000  $  20,984,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                                                         1996           1995
                                                                                     -------------  -------------
CONDENSED INCOME STATEMENT
Interest income....................................................................  $      88,000  $      39,000
General and administrative expenses................................................       (150,000)       (53,000)
                                                                                     -------------  -------------
Loss before equity in net income of Coast Commercial Bank..........................        (62,000)       (14,000)
Equity in net income of Coast Commercial Bank:
  Dividends received...............................................................      1,116,000      4,000,000
  Equity in net income greater (less) than dividends received......................      3,058,000       (842,000)
Income tax benefit.................................................................         16,000          5,000
                                                                                     -------------  -------------
Net income.........................................................................  $   4,128,000  $   3,149,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
STATEMENT OF CASH FLOWS
Net income.........................................................................  $   4,128,000  $   3,149,000
Reconciliation of net income to net cash provided by operations:
  Equity in net income greater (less) than dividends received......................     (3,058,000)       842,000
  Other assets and liabilities.....................................................         30,000        (12,000)
                                                                                     -------------  -------------
Net cash provided by operations....................................................      1,100,000      3,979,000

Financing activities:
Cash dividends paid to shareholders................................................       (887,000)      (410,000)
Repurchase of common stock.........................................................       (690,000)      (262,000)
                                                                                     -------------  -------------
Net cash used in financing activities..............................................     (1,577,000)      (672,000)
                                                                                     -------------  -------------
Net increase (decrease) in cash....................................................       (477,000)     3,307,000
Cash, beginning of period..........................................................      3,307,000       --
                                                                                     -------------  -------------
Cash, end of period................................................................  $   2,830,000  $   3,307,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

    A principal source of cash for the Company is dividends from its subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during such period, subject to capital adequacy requirements. At December 31, 1996, the Company has approximately $3,700,000 available for payment of dividends which would not require the prior approval of the banking regulators under this limitation.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Coast Bancorp:

    We have audited the accompanying consolidated balance sheets of Coast Bancorp (formerly Coast Commercial Bank) and its subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coast Bancorp and its subsidiary at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in confomity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

San Jose, California
January 24, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning directors and executive officers of the Company, see "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (the "Proxy Statement"), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    For information concerning executive compensation, see "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    For information concerning security ownership of certain beneficial owners and management, see "Security Ownership of Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    For information concerning certain relationships and related transactions see "Indebtedness of Management and Other Transactions" in the Proxy Statement, which is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) 1. and 2.

    The financial statements and supplementary data contained in Item 8 of this report are filed as part of this report.

    All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

    (a) 3.

    Exhibits are listed in the Index to Exhibits beginning on page   of this
report.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1996.

                                 EXHIBIT INDEX

EXHIBIT NO.                                                 DESCRIPTION
-----------  ---------------------------------------------------------------------------------------------------------
       *     Plan of Reorganization and Merger Agreement dated March 7, 1995 by and between Coast Commercial, Coast
               Merger Corporation and Coast Bancorp.

       *     Articles of Incorporation of Coast Bancorp.

       *     Bylaws of Coast Bancorp.

       *     Salary Continuation Agreement dated September 19, 1992 by and between Coast Commercial Bank and Harvey J.
               Nickelson.

       *     Salary Continuation Agreement dated September 19, 1992 by and between Coast Commercial Bank and David V.
               Heald.

       *     Lease by and between Friend, Friend and Friend and Coast Commercial Bank dated November, 1986, for 720
               Front Street, Santa Cruz, California.

       *     Lease by and between Green Valley Corporation and Coast Commercial Bank dated July 12, 1988, for 740
               Front Street, Santa Cruz, California.

       *     Lease by and between Heffernan Family Trust and Coast Commercial Bank dated June 21, 1989, for 1975
               Soquel Drive, Santa Cruz, California.

       *     Lease by and between Martin N. Boone and Robin Sherman and Coast Commercial Bank dated July 16, 1986, for
               7775 Soquel Drive, Aptos, California.

       *     Lease by and between Scott Valley Partners and Coast Commercial Bank dated November 6, 1991, for 203A Mt.
               Hermon Road, Scotts Valley.

       *     Lease by and between Jay Paul and Coast Commercial Bank dated December 1, 1989, for 1055 S. Green Valley
               Road, Watsonville.

       *     Lease by and between Dubois Office Plaza and Coast Commercial Bank dated January 23, 1993, for 140 Dubois
               Street, Santa Cruz.

       *     Coast Commercial Bank Employee Stock Ownership Plan.

       *     Coast Bancorp 1995 Stock Option Plan.

       *     Deferred Compensation Agreement with Richard E. Alderson dated November 2, 1992.

       *     Deferred Compensation Agreement with Douglas D. Austin Dated November 2, 1992.

       *     Deferred Compensation Agreement with Bud W. Cummings Dated November 2, 1992.

       *     Deferred Compensation Agreement with Ronald M. Israel Dated November 2, 1992.

       *     Deferred Compensation Agreement with Malcolm D. Moore Dated November 2, 1992.

       *     Deferred Compensation Agreement with Gus J.F. Norton Dated November 2, 1992.

       *     Deferred Compensation Agreement with James C. Thompson Dated November 2, 1992.

------------------------

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly issued this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COAST BANCORP
                                DATE: MARCH 28, 1997

                                By:           /s/ HARVEY J. NICKELSON
                                     -----------------------------------------
                                                Harvey J. Nickelson,
                                       PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DOUGLAS D. AUSTIN
------------------------------  Director                      March 26, 1997
      Douglas D. Austin

    /s/ JOHN C. BURROUGHS
------------------------------  Director                      March 26, 1997
      John C. Burroughs

------------------------------  Director                          , 1997
       Bud W. Cummings

                                Senior Vice President and
     /s/ BRUCE H. KENDALL         Chief Financial Officer
------------------------------    (Principal Financial and    March 26, 1997
       Bruce H. Kendall           Accounting Officer)

     /s/ MALCOM D. MOORE
------------------------------  Director                      March 26, 1997
       Malcolm D. Moore

   /s/ HARVEY J. NICKLESON
------------------------------  President, Chief Executive    March 28, 1997
     Harvey J. Nickleson          Officer and Director

     /s/ GUS J.F. NORTON
------------------------------  Director                      March 26, 1997
       Gus J.F. Norton

    /s/ JAMES C. THOMPSON
------------------------------  Chairman of the Board of      March 26, 1997
      James C. Thompson           Directors

------------------------------  Director                          , 1997
       Ronald M. Israel