Form 10-Q
period 1997-03-31
COAST BANCORP
filed 1997-05-15
CIK 1021006

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to
                              --------------------------   ---------------------

Commission File Number: 0-28938
                        --------------------------------------------------------

                                  Coast Bancorp
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                       77-0401327
--------------------------------------------------------------------------------
  (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                      Identification No.)

740 Front Street, Santa Cruz, California                             95060
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the
registrant was required to file such reports),                /X/ Yes    / / No
and (2) has been subject to such filing requirements for the past 90 days.
                                                              /X/ Yes    / / No

    Number of shares of Common Stock outstanding on April 30, 1997: 2,209,659
                                                                    ---------

COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                                MARCH 31,            DECEMBER 31,
                                                             ---------------       ---------------
ASSETS                                                                  1997                 1996(1)
                                                             ---------------       ---------------
                                                              (unaudited)
Cash and due from banks                                         $14,036,000          $ 22,492,000
Federal funds sold                                               34,500,000            15,500,000
                                                             ---------------       ---------------
Total cash and equivalents                                       48,536,000            37,992,000
Securities:
 Available-for-sale, at fair value                               62,437,000            65,486,000
 Held-to-maturity, at amortized cost
   (fair value - 1997 $6,006,000, 1996 $6,021,000)                5,911,000             5,914,000

Loans:
 Commercial                                                      34,853,000            35,633,000
 Real estate - construction                                      13,967,000            15,112,000
 Real estate - term                                              62,914,000            65,208,000
 Installment and other                                            7,192,000             7,768,000
                                                             ---------------        --------------
Total loans                                                     118,926,000           123,721,000
 Unearned income                                                 (1,826,000)           (1,742,000)
 Allowance for credit losses                                     (3,378,000)           (3,158,000)
                                                             ---------------        --------------
Net loans                                                       113,722,000           118,821,000
Bank premises and equipment - net                                 2,128,000             2,131,000
Other real estate owned                                             551,000               551,000
Accrued interest receivable and other assets                      5,713,000             6,020,000
                                                             ---------------        --------------
TOTAL ASSETS                                                   $238,998,000          $236,915,000
                                                             ---------------        --------------
                                                             ---------------        --------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
 Noninterest-bearing demand                                     $51,448,000          $ 56,699,000
 Interest-bearing demand                                         75,418,000            69,305,000
 Savings                                                         32,508,000            32,296,000
 Time                                                            27,493,000            27,167,000
                                                             ---------------        --------------
Total deposits                                                  186,867,000           185,467,000
Securities sold under agreements to repurchase                   24,355,000            24,608,000




Accrued expenses and other liabilities                            4,011,000             3,647,000
                                                             ---------------        --------------
Total liabilities                                               215,233,000           213,722,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
 10,000,000 shares authorized; no shares issued                           -                     -
Common stock - no par value; 20,000,000 shares authorized;
 2,209,659 shares outstanding in 1997 and 1996                   11,041,000            11,041,000

Net unrealized gain (loss) on available-for-sale securities        (209,000)              130,000
Retained earnings                                                12,933,000            12,022,000
                                                             ---------------        --------------
Total stockholders' equity                                       23,765,000            23,193,000
                                                             ---------------        --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $238,998,000          $236,915,000
                                                             ---------------        --------------
                                                             ---------------        --------------


(1) Derived from the December 31, 1996 audited balance sheet included in the Company's 1996 Annual Report on Form 10-K.

See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS


                                                          THREE MONTHS ENDED MARCH 31,
                                                      --------------------------------
                                                                  1997          1996
                                                          ------------   -----------
                                                            (unaudited)   (unaudited)
Interest income:
Loans, including fees                                     $  3,321,000    $3,072,000
Federal funds sold                                             305,000       142,000
Securities:
    Taxable                                                  1,085,000     1,085,000
    Nontaxable                                                  83,000        84,000
                                                          ------------   -----------
Total interest income                                        4,794,000     4,383,000
Interest expense:
    Deposits                                                   947,000       829,000
    Other borrowings                                           331,000       311,000
                                                          ------------   -----------
Total interest expense                                       1,278,000     1,140,000
                                                          ------------   -----------
Net interest income                                          3,516,000     3,243,000
Provision for credit losses                                    225,000       225,000
                                                          ------------   -----------
Net interest income after provision for credit losses        3,291,000     3,018,000
Noninterest income:
    Customer service fees                                      472,000       453,000
    Gain on sale of loans                                      451,000       407,000
    Loan servicing fees                                        257,000       220,000
    Other                                                      167,000       118,000
                                                          ------------   -----------
Total noninterest income                                     1,347,000     1,198,000
Noninterest expenses:
    Salaries and benefits                                    1,424,000     1,337,000
    Equipment                                                  262,000       287,000
    Occupancy                                                  238,000       226,000
    Stationery and postage                                     104,000       102,000
    Insurance                                                   49,000        29,000
    Legal fees                                                  21,000        20,000
    Other                                                      568,000       530,000


                                                          ------------   -----------
Total noninterest expenses                                   2,666,000     2,531,000
                                                          ------------   -----------
Income before income taxes                                   1,972,000     1,685,000
Provision for income taxes                                     806,000       666,000
                                                          ------------   -----------
Net income                                                 $ 1,166,000    $1,019,000
                                                          ------------   -----------
NET INCOME PER COMMON AND EQUIVALENT SHARE                 $       .52    $      .45
                                                          ------------   -----------
                                                          ------------   -----------


See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------
                                                                      1997             1996
                                                             -------------    -------------
                                                              (unaudited)      (unaudited)
CASH FLOWS FROM OPERATIONS:
Net income                                                    $  1,166,000     $  1,019,000

Adjustments to reconcile net income to net cash provided by
    operations:
    Provision for credit losses                                    225,000          225,000
    Depreciation and amortization                                   41,000           (9,000)
    Deferred income taxes                                         (211,000)        (194,000)
    Proceeds from loan sales                                    17,373,000       14,862,000
    Origination of loans held for sale                         (14,926,000)     (16,783,000)
    Accrued interest receivable and other assets                   761,000         (735,000)
    Accrued expenses and other liabilities                         364,000         (538,000)
    Increase in unearned income                                    329,000          244,000
                                                               -----------      -----------
Net cash provided by operations                                  5,122,000       (1,909,000)
                                                               -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities                           2,385,000        8,085,000
Purchases of securities                                                  -      (10,199,000)
Net decrease (increase) in loans                                 2,343,000       (5,763,000)
Purchases of bank premises and equipment                          (198,000)         (27,000)
                                                               -----------      -----------
Net cash provided by (used in) investing activities              4,530,000       (7,904,000)
                                                               -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in securities sold under
 agreements to repurchase                                         (253,000)       4,600,000
Net increase in deposits                                         1,400,000           26,000
Payment of cash dividends                                         (255,000)        (228,000)
Repurchase of common stock                                               -         (651,000)
                                                               -----------      -----------
Net cash provided by financing activities                          892,000        3,695,000
                                                               -----------      -----------


Net increase (decrease) in cash and equivalents                 10,544,000       (6,118,000)
                                                               -----------      -----------

Cash and equivalents, beginning of period                       37,992,000       25,956,000
                                                               -----------      -----------

Cash and equivalents, end of period                            $48,536,000      $19,838,000
                                                               -----------      -----------
                                                               -----------      -----------


OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                      $  1,241,000     $  4,195,000
Income taxes                                                       275,000          637,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                     -           66,000

See notes to unaudited consolidated financial statements

COAST  BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1997 and 1996
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position, results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for a full year. These financial statements should be read in conjunction with the audited financial statements for 1996 included in the Company's Form 10-K.

2. NET INCOME PER COMMON AND EQUIVALENT SHARE - Net income per common and equivalent share is computed using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per share for the three month periods ended March 31, 1997 and 1996 was 2,223,068 and 2,278,650, respectively.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share
    (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.

    SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock.

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.53 and $.46 for the quarters ended March 31, 1997 and 1996, respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended March 31, 1997 was $1,166,000 compared to $1,019,000 during the same period in 1996, representing an increase of 14%. The increase in net income was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses and a related increase in income tax expense.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months ended March 31, 1997 and 1996.

Table 1  Components of Net Interest Income


Three months ended March 31,                  1997                             1996
                                    --------------------------------   ----------------------------
                                      Average                Average   Average               Average
(Dollars in thousands)                Balance    Interest      Rate(4) Balance    Interest    Rate(4)
                                    ----------   --------    -------   --------    --------  -------
Assets:

Loans (2) (3)                        $122,323     $3,321     10.9%     $114,437    $3,072    10.7%

Securities:
   Taxable                             64,209      1,085      6.8%       66,396     1,085     6.5%
   Nontaxable (1)                       5,920        126      8.5%        6,097       128     8.4%

Federal funds sold                     23,870        305      5.1%        9,000       142     5.5%
                                   -----------------------             ------------------
Total earning assets                  216,322      4,837      8.9%      195,930     4,427     9.0%

Cash and due from banks                14,649                            10,838
Allowance for credit losses            (3,253)                           (2,682)
Unearned income                        (1,742)                           (1,613)
Bank premises and equipment,            2,169                             2,231
  net
Other assets                            6,844                             7,004
                                    ----------                         --------
Total assets                         $234,989                          $211,708
                                    ----------                         --------
                                    ----------                         --------

Interest-bearing liabilities:
Deposits:
  Demand                             $ 74,659        364      2.0%     $ 72,279       359     2.0%
  Savings                              31,858        244      3.1%       24,452       166     2.7%
  Time                                 27,151        339      5.0%       22,742       304     5.4%
                                   -----------------------             -------------------
Total deposits                        133,668        947      2.8%      119,473       829     2.8%
Borrowed funds                         24,397        331      5.4%       24,600       304     5.1%
                                   -----------------------             -------------------
Total interest-bearing liabilities    158,065      1,278      3.2%      144,073     1,140     3.1%

Demand deposits                        49,700                            44,546


Other liabilities                       3,627                             2,101
Stockholders' equity                   23,597                            20,988
                                  -----------                          --------
Total liabilities and stockholders'
  equity                             $234,989                          $211,708
                                  -----------                          --------
                                  -----------                          --------

Net interest income and margin                    $3,559      6.6%                 $3,287     6.7%
                                              ---------------------             -----------------
                                              ---------------------             -----------------

(1) Tax exempt income includes $43,000 and $44,000 in 1997 and 1996, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.
(2) Loan fees totaling $243,000 and $270,000 are included in loan interest income for the three months ended March 31, 1997 and 1996, respectively.
(3) Average nonaccrual loans totaling $159,000 and $770,000 are included in average loans for the three months ended March 31, 1997 and 1996, respectively.
(4) Annualized

For the three months ended March 31, 1997, net interest income, on a fully taxable-equivalent basis, was $3,559,000 or 6.6% of average earning assets, an increase of 8% over $3,287,000 or 6.7% of average earning assets in the comparable period in 1996. The increase in 1997 reflects higher levels of earning assets partially offset by lower yields on federal funds sold.

Interest income, on a fully taxable-equivalent basis, was $4,837,000 and $4,427,000 for the three months ended March 31, 1997 and 1996, respectively. The increase in 1997 resulted from the growth in average earning assets. Loan yields averaged 10.9% and 10.7% for the three months ended March 31, 1997 and 1996, respectively, and generally reflect the stability of interest rates since the first quarter of 1996.
 Approximately 91% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.26% and 8.35% for the first three months ended March 31, 1997 and 1996, respectively. Average earning assets were $216,322,000 for the three months of 1997 compared to $195,930,000 in the same period in 1996. The growth in average earning assets resulted from increased levels of deposits which were invested primarily in federal funds sold and loans.

The increase in interest income during 1997 on a fully taxable-equivalent basis was partially offset by an increase in interest expense. The increase was primarily due to increased balances in interest-bearing deposit accounts. The average rate paid on interest bearing deposits was 2.8% in both of the three month periods ended March 31, 1997 and 1996.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

                                            Three months ended March 31,
                                            --------------------------------
Table 2 - Noninterest Income                       1997           1996
(Dollars in thousands)                        ----------      ----------
    Customer service fees                        $  472         $  453
    Gain on sale of loans                           451            407
    Loan servicing fees                             257            220
    Other                                           167            118
                                               ----------     ----------
Total noninterest income                         $1,347         $1,198
                                               ----------     ----------
                                               ----------     ----------


The increase in customer service fees in 1997 relates primarily to higher levels of returned item fees. Gains on sale of loans increased as a result of increased SBA loan sales during 1997. Loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                   Three months ended March 31,
                                -------------------------------------
                                       1997               1996
                                 ----------------- ------------------

Salaries and Benefits            $1,424      2.63%   $1,337     2.73%
Equipment                           262      0.48%      287     0.59%
Occupancy                           238      0.44%      226     0.46%
Insurance                            49      0.09%       29     0.06%
Stationery and Postage              104      0.19%      102     0.21%
Legal Fees                           21      0.04%       20     0.04%
Other                               568      1.05%      530     1.08%
                                  ----------------- -----------------
Total Noninterest Expenses       $2,666      4.93%   $2,531     5.17%
                                  ----------------- -----------------
                                  ----------------- -----------------



The increases in 1997 were primarily related to higher staff costs and increases in other noninterest expenses partially offset by a reduction in equipment costs. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1997 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 40.9% for the three months ended March 31, 1997 compared to 39.5% for the same period in 1996. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $239.0 million at March 31, 1997, an .9% increase from the end of 1996. Based on average balances, first quarter 1997 average total assets of $235.0 million represent an increase of 11% over the first quarter 1996.

EARNING ASSETS
LOANS

Total gross loans at March 31, 1997 were $118.9 million, a 4% decrease from $123.7 million at December 31, 1996. Average loans in the three months of 1997 were $122,323,000 representing an increase of 7% over of the comparable period in 1996. The 1997increase reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 1997 and December 31, 1996 nonaccrual loans totaled $159,000 or .13% of total loans.

Table 4 presents the composition of nonperforming assets at March 31, 1997.

Table 4  Nonperforming Assets

(dollars in thousands)
                                                          March 31, 1997
                                                          --------------
Nonperforming Assets:
Loans Past Due 90 Days or More                                 $   -
Nonaccrual Loans                                                 159
                                                              ------
Total Nonperforming Loans                                        159
OREO                                                             551
                                                              ------
Total Nonperforming Assets                                    $  710
                                                              ------
                                                              ------
Nonperforming loans as a Percent of Total Loans                 0.13%
OREO as a Percent of Total Assets                               0.23%
Nonperforming Assets as a Percent of Total Assets               0.30%

Allowance for Loan Losses                                     $3,378
  As a Percent of Total Loans                                   2.84%
  As a Percent of Nonaccrual Loans                              2125%
  As a Percent of Nonperforming Loans                           2125%

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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)
                                          March 31, 1997
                                          --------------
Total Loans Outstanding                       $118,926
Average Total Loans                            122,323


Balance, January 1                            $  3,158
Charge-offs by Loan Category:
  Commercial                                        32
  Installment and other                              8
  Real Estate construction                           -
  Real Estate-other                                  -
                                              --------
     Total Charge-Offs                              40

Recoveries by Loan Category:
  Commercial                                        13
  Installment and other                             19
  Real Estate construction                           3
  Real Estate-other                                  -
                                              --------
    Total Recoveries                                35
Net Charge-offs (Recoveries)                         5
Provision Charged to Expense                       225
                                              --------
Balance, March 31                             $  3,378
                                              --------
                                              --------
Ratios:
  Net Charge-offs (Recoveries) to Average Loans   0.00%
  Reserve to Total Loans                          2.84%

OTHER INTEREST-EARNING ASSETS For the three months ended March 31, 1997, the average balance of investment securities and federal funds sold totaled $93,998,000, up from $81,493,000 for the same period in 1996. The 1997 increase resulted from deploying additional liquidity in federal funds sold. The source of the additional liquidity was the excess of the increase in average deposits over the increase in average loans. Management uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

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

Deposits increased $1,400,000 from year-end or 1% to $186,867,000 as of March 31, 1997. Average total deposits in the first three months of 1997 of $183,368,000 increased from $164,019,000 in the same period in 1996.

Another source of funding for the Company is borrowed funds. Typically, these funds result from the use of agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements, for the Bank, is typically 30 to 90 days.

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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of March 31, 1997, this ratio was 21.8%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 63.6% and 18.5%, respectively, as of March 31, 1997.

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

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at March 31, 1997. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                           NEXT DAY      OVER THREE      OVER ONE
                                                          AND WITHIN     MONTHS AND     AND WITHIN        OVER
AS OF MARCH 31, 1997                        IMMEDIATELY   THREE MONTHS WITHIN ONE YEAR  FIVE YEARS   FIVE YEARS     TOTAL
                                            ------------------------------------------------------------------------------
RATE SENSITIVE ASSETS:
FEDERAL FUNDS SOLD                          $ 34,500      $       -      $      -        $     -      $     -     $ 34,500
INVESTMENT SECURITIES:
     TREASURY AND AGENCY OBLIGATIONS               -          3,000         1,500          1,438            -        5,938
     MORTGAGE-BACKED SECURITIES                    -          2,428         6,110         24,687       22,345       55,570
     MUNICIPAL SECURITIES                          -            112           634          2,336        2,830        5,912
     OTHER                                         -              -             -              -        1,288        1,288
                                            ------------------------------------------------------------------------------
TOTAL INVESTMENT SECURITIES                        -          5,540         8,244         28,461       26,463       68,708
LOANS                                        108,315          1,641         1,467          4,102        3,401      118,926
                                            ------------------------------------------------------------------------------
TOTAL RATE SENSITIVE ASSETS                 $142,815      $   7,181      $  9,711        $32,563      $29,864     $222,134
                                            ------------------------------------------------------------------------------
RATE SENSITIVE LIABILITIES:
DEPOSITS:
     MONEY MARKET, NOW, AND SAVINGS         $107,926              -             -              -            -     $107,926
     TIME CERTIFICATES                             -      $  14,034      $ 11,813        $ 1,646            -       27,493
                                            ------------------------------------------------------------------------------
TOTAL INTEREST-BEARING DEPOSITS              107,926         14,034        11,813          1,646            -      135,419
BORROWINGS                                         -         24,355             -              -            -       24,355
                                            ------------------------------------------------------------------------------
  TOTAL RATE SENSITIVE LIABILITIES          $107,926      $  38,389      $ 11,813        $ 1,646            -     $159,774
                                            ------------------------------------------------------------------------------
GAP                                         $ 34,889      $(31,208)      $(2,102)        $30,917      $29,864     $ 62,360
CUMULATIVE GAP                              $ 34,889      $ (3,681)      $ 1,579         $32,496      $62,360

The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a positive cumulative gap in each time period. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of March 31, 1997.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 66,300 shares, in order to enhance long term shareholder value. As of March 31, 1997, no purchases had been made under the program.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of March 31, 1997, and December 31, 1996. Capital ratios for the Company are set forth in Table 7:

Table 7 Capital Ratios
                                      March 31,          December 31,
                                        1997                 1996
                                    -------------        ------------
Total risk-based capital ratio          17.4%               16.4%
Tier 1 risk-based capital ratio         16.2%               15.2%
Tier 1 leverage ratio                   10.2%                9.8%


Capital ratios for the Bank at March 31, 1997 and December 31, 1996 were 15.5% and 15.0% total risk-based capital, 14.3% and 13.8% Tier 1 risk-based capital ratio and 9.0% and 8.7% Tier 1 leverage ratio.

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

Date:  May 13, 1997

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