Form 10-Q
period 1997-06-30
COAST BANCORP
filed 1997-08-12
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997
                               -------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   ------------------------

Commission File Number: 0-28938
                       ---------------------------------------------------------

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

     No. of shares of Common Stock outstanding on June 30, 1997: 2,203,659
                                                                 ---------

                                 COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1997
                               TABLE OF CONTENTS

                                    PART I

                                                                           Page

Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

                                    PART II

Item 1.   Legal Proceedings                                                 15
Item 2.   Changes in Securities                                             15
Item 3.   Defaults Upon Senior Securities                                   15
Item 4.   Submission of Matters to a Vote of Security Holders               15
Item 5.   Other Information                                                 15
Item 6.   Exhibits and Reports on Form 8-K                                  15

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                                    JUNE 30,          DECEMBER 31,
                                                                       1997                  1996
                                                                ---------------        -----------
ASSETS                                                           (unaudited)
Cash and due from banks                                         $ 20,601,000          $ 22,492,000
Federal funds sold                                                14,000,000            15,500,000
                                                                ------------          ------------
Total cash and equivalents                                        34,601,000            37,992,000
Securities:
  Available-for-sale, at fair value                               67,721,000            65,486,000

  Held-to-maturity, at amortized cost
    (fair value - 1997 $6,006,000, 1996 $6,021,000)                5,909,000             5,914,000

Loans:
  Commercial                                                      37,535,000            35,633,000
  Real estate - construction                                      15,280,000            15,112,000
  Real estate - term                                              70,062,000            65,208,000
  Installment and other                                            6,417,000             7,768,000
                                                                ------------          ------------
Total loans                                                      129,294,000           123,721,000
  Unearned income                                                 (1,795,000)           (1,742,000)
  Allowance for credit losses                                     (3,482,000)           (3,158,000)
                                                                ------------          ------------
Net loans                                                        124,017,000           118,821,000
Bank premises and equipment - net                                  2,008,000             2,131,000
Other real estate owned                                              492,000               551,000
Accrued interest receivable and other assets                       7,678,000             6,020,000
                                                                ------------          ------------
TOTAL ASSETS                                                    $242,426,000          $236,915,000
                                                                ------------          ------------
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand                                    $ 58,501,000          $ 56,699,000
  Interest-bearing demand                                         71,622,000            69,305,000
  Savings                                                         28,920,000            32,296,000
  Time                                                            30,665,000            27,167,000
                                                                ------------          ------------
Total deposits                                                   189,708,000           185,467,000
Securities sold under agreements to repurchase                    23,850,000            24,608,000
Accrued expenses and other liabilities                             3,897,000             3,647,000
                                                              ---------------        --------------
Total liabilities                                                217,455,000           213,722,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
  10,000,000 shares authorized; no shares issued                           -                     -
Common stock - no par value; 20,000,000 shares authorized;
  shares outstanding: 2,203,659 in 1997 and 2,209,659 in 1996     11,011,000            11,041,000
Retained earnings                                                 13,795,000            12,022,000
Net unrealized gain (loss) on available-for-sale securities          165,000               130,000
                                                                ------------          ------------
Total stockholders' equity                                        24,971,000            23,193,000
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $242,426,000          $236,915,000
                                                                ------------          ------------
                                                                ------------          ------------

             See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------   --------------------------
                                                                  1997           1996           1997           1996
                                                          ------------    -----------    -----------     ----------
Interest Income:
  Loans, including fees                                   $ 3,481,000    $ 3,236,000    $ 6,802,000    $ 6,308,000
  Federal funds sold                                          372,000        153,000        676,000        295,000
  Securities:
    Taxable                                                 1,111,000      1,008,000      2,196,000      2,093,000
    Nontaxable                                                 83,000         85,000        166,000        169,000
                                                          -----------    -----------    -----------    -----------
Total interest income                                       5,047,000      4,482,000      9,840,000      8,865,000
Interest expense:
    Deposits                                                1,036,000        826,000      1,983,000      1,655,000
    Other borrowings                                          340,000        344,000        670,000        655,000
                                                          -----------    -----------    -----------    -----------
Total interest expense                                      1,376,000      1,170,000      2,653,000      2,310,000
                                                          -----------    -----------    -----------    -----------
Net interest income                                         3,671,000      3,312,000      7,187,000      6,555,000
Provision for credit losses                                    75,000        225,000        300,000        450,000
                                                          -----------    -----------    -----------    -----------
Net interest income after provision for credit losses       3,596,000      3,087,000      6,887,000      6,105,000
Noninterest income:
    Customer service fees                                     472,000        403,000        944,000        856,000
    Gain on sale of loans                                     263,000        362,000        714,000        769,000
    Loan servicing fees                                       265,000        235,000        522,000        455,000
    Gains (losses) on securities sales                              -         66,000              -         66,000
    Other                                                     146,000        143,000        313,000        261,000
                                                          -----------    -----------    -----------    -----------
Total noninterest income                                    1,146,000      1,209,000      2,493,000      2,407,000
Noninterest expenses:
    Salaries and benefits                                   1,363,000      1,281,000      2,787,000      2,618,000
    Equipment                                                 285,000        279,000        548,000        566,000
    Occupancy                                                 235,000        224,000        473,000        450,000
    Insurance                                                  38,000         24,000         87,000         53,000
    Stationery and postage                                     79,000        101,000        184,000        203,000
    Legal fees                                                 23,000         (5,000)        45,000         15,000
    Other                                                     679,000        655,000      1,244,000      1,185,000
                                                          -----------    -----------    -----------    -----------
Total noninterest expenses                                  2,702,000      2,559,000      5,368,000      5,090,000
                                                          -----------    -----------    -----------    -----------
Income before income taxes                                  2,040,000      1,737,000      4,012,000      3,422,000
Provision for income taxes                                    823,000        688,000      1,629,000      1,354,000
                                                          -----------    -----------    -----------    -----------
Net income                                                $ 1,217,000    $ 1,049,000    $ 2,383,000    $ 2,068,000
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
NET INCOME PER COMMON AND EQUIVALENT SHARE                $       .55    $       .47    $      1.07    $       .92
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------

             See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------
                                                                          1997              1996
                                                                 -------------     -------------
CASH FLOWS FROM OPERATIONS:
Net income                                                       $   2,383,000     $   2,068,000

Adjustments to reconcile net income to net cash provided by
    (used in) operations:
    Provision for credit losses                                        300,000           450,000
    Depreciation and amortization                                      100,000             9,000
    Deferred income taxes                                             (156,000)         (382,000)
    Proceeds from loan sales                                        25,967,000        20,093,000
    Origination of loans held for sale                             (25,910,000)      (27,108,000)
    Accrued interest receivable and other assets                    (1,259,000)         (783,000)
    Accrued expenses and other liabilities                             250,000          (159,000)
    Increase in unearned income                                        531,000           504,000
    Other - net                                                       (208,000)          (10,000)
                                                                 -------------     -------------
Net cash provided by (used in) operations                            1,998,000        (5,318,000)
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities                               7,782,000        11,940,000
Purchases of securities available-for-sale                         (10,119,000)      (11,207,000)
Proceeds from sales of securities available-for-sale                         -         4,628,000
Net decrease (increase) in loans                                    (5,606,000)       (4,975,000)
Purchases of bank premises and equipment                              (289,000)         (216,000)
                                                                 -------------     -------------
Net cash (used in) provided by investing activities                 (8,232,000)          170,000
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (purchases of) proceeds from securities sold under
 agreements to repurchase                                             (758,000)        4,497,000
Net increase in deposits                                             4,241,000         1,498,000
Payment of cash dividends                                             (510,000)         (447,000)
Repurchase of common stock                                            (130,000)         (690,000)
                                                                 -------------     -------------
Net cash provided by financing activities                            2,843,000         4,858,000
                                                                 -------------     -------------

Net decrease in cash and cash equivalents                           (3,391,000)         (290,000)
                                                                 -------------     -------------

Cash and equivalents, beginning of period                           37,992,000        25,956,000
                                                                 -------------     -------------

Cash and equivalents, end of period                              $  34,601,000     $  25,666,000
                                                                 -------------     -------------
                                                                 -------------     -------------

OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                         $   2,580,000     $   3,314,000
Income taxes                                                         1,050,000         1,712,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                         -     $      66,000

             See notes to unaudited consolidated financial statements

COAST  BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 1997 and 1996
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for athe full year. These financial statements should be read in conjuction with the audited financial statements for 1996 included in the Company's
    Form 10-K.

    NET INCOME PER COMMON AND EQUIVALENT SHARE - Net income per common and equivalent share is computed using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per share for the six month periods ended June 30, 1997 and 1996 was 2,233,487 and 2,232,336, respectively, and for the three month periods ended June 30, 1997 and 1996 was 2,232,874 and 2,218,608, respectively.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the three months ended June 30, 1997 and 1996. For the six months ended June 30, 1997 and 1996, basic EPS would have been $1.08 and $.93, respectively, while diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended June 30, 1997 was $1,166217,000 compared to $1,0149,000 during the same period in 1996, representing an increase of 164%. Net income for the six months ended June 30, 1997 was $2,383,000 copmpared to $2,068,000 for the prior year period, a 15% increase. The increase in net income during 1997 was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses and a related increase in income tax expense.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months and six months ended June 30, 1997 and 1996.

Table 1  Components of Net Interest Income


Three months ended June 30,                                      1997                              1996
                                                   --------------------------------    ---------------------------------
                                                     Average                Average      Average               Average
(Dollars in thousands)                               Balance    Interest    Rate(4)      Balance   Interest    Rate(4)
                                                   ----------   --------    -------    ----------  --------    -------
Assets:

Loans (2) (3)                                      $ 123,240    $ 3,481      11.3%     $ 115,548   $ 3,237      11.2%

Investment securities:
   Taxable                                            65,843      1,111       6.8%        61,869     1,008       6.5%
   Nontaxable (1)                                      5,911        126       8.5%         6,096       129       8.5%

Federal funds sold                                    26,858        372       5.5%        11,562       153       5.3%
                                                   ---------    -------                ---------   -------
Total earning assets                                 221,852      5,090       9.2%       195,075     4,527       9.3%

Cash and due from banks                               16,532                              13,426
Allowance for credit losses                           (3,435)                             (2,811)
Unearned income                                       (1,801)                             (1,633)
Bank premises and equipment, net                       2,098                               2,223
Other assets                                           7,260                               7,608
                                                   ---------                           ---------
Total assets                                       $ 242,506                           $ 213,888
                                                   ---------                           ---------
                                                   ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                           $  74,736        373       2.0%     $  68,766       330       1.9%
  Savings                                             33,030        284       3.4%        27,451       200       2.9%
  Time                                                29,489        379       5.1%        23,340       297       5.1%
                                                   ---------    -------                ---------   -------
Total deposits                                       137,255      1,036       3.0%       119,557       827       2.8%
Borrowed funds                                        24,080        340       5.7%        24,616       344       5.6%
                                                   ---------    -------                ---------   -------
Total interest-bearing liabilities                   161,335      1,376       3.4%       144,173     1,171       3.3%

Demand deposits                                       53,653                              45,998
Other liabilities                                      3,347                               2,357
Stockholders' equity                                  24,471                              21,360
                                                   ---------                           ---------

Total liabilities and stockholders' equity         $ 242,506                           $ 213,888
                                                   ---------                           ---------
                                                   ---------                           ---------

Net interest income and margin                                 $  3,714       6.7%                 $ 3,356       6.9%
                                                               --------      -----                 --------     -----
                                                               --------      -----                 --------     -----

(1) Tax exempt income includes $43,000 and $44,000 in 1997 and 1996, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $270,000 and $276,000 are included in loan interest income for the three months ended June 30, 1997 and 1996, respectively.

(3) Average nonaccrual loans totaling $103,000 and $366,000 are included in average loans for the three months ended June 30, 1997 and 1996, respectively.

(4) Annualized


Six months ended June 30,                                        1997                              1996
                                                   --------------------------------    ---------------------------------
                                                     Average                Average      Average               Average
(Dollars in thousands)                               Balance    Interest    Rate(4)      Balance   Interest    Rate(4)
                                                   ----------   --------    -------    ----------  --------    -------
Assets:

Loans (2) (3)                                      $ 122,784    $ 6,802      11.1%     $ 112,287   $ 6,308      11.2%

Investment securities:
   Taxable                                            65,030      2,196       6.8%        63,249     2,093       6.6%
   Nontaxable (1)                                      5,915        251       8.5%         6,097       256       8.4%

Federal funds sold                                    25,372        676       5.3%        11,132       295       5.3%
                                                   ---------    -------                ---------   -------
Total earning assets                                 219,101      9,925       9.1%       192,765     8,952       9.3%

Cash and due from banks                               15,596                              12,944
Allowance for credit losses                           (3,344)                             (2,690)
Unearned income                                       (1,772)                             (1,625)
Bank premises and equipment, net                       2,133                               2,275
Other assets                                           7,054                               6,154
                                                   ---------                           ---------
Total assets                                       $ 238,768                           $ 209,873
                                                   ---------                           ---------
                                                   ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                           $  74,698        737       2.0%     $  72,959       688       1.9%
  Savings                                             32,447        528       3.3%        25,361       367       2.9%
  Time                                                28,326        718       5.1%        23,007       600       5.2%
                                                   ---------    -------                ---------   -------
Total deposits                                       135,471      1,983       2.9%       121,327     1,655       2.7%
Borrowed funds                                        24,238        670       5.5%        22,529       655       5.8%
                                                   ---------    -------                ---------   -------
Total interest-bearing liabilities                   159,709      2,653       3.3%       143,856     2,310       3.2%

Demand deposits                                       51,687                              43,070
Other liabilities                                      3,486                               1,773
Stockholders' equity                                  23,886                              21,174
                                                   ---------                           ---------
Total liabilities and stockholders' equity         $ 238,768                           $ 209,873
                                                   ---------                           ---------
                                                   ---------                           ---------

Net interest income and margin                                 $  7,272       6.6%                 $ 6,642      6.9%
                                                               --------      -----                 --------     -----
                                                               --------      -----                 --------     -----

(1) Tax exempt income includes $85,000 and $87,000 in 1997 and 1996, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $513,000 and $546,000 are included in loan interest income for the six months ended June 30, 1997 and 1996, respectively.

(3) Average nonaccrual loans totaling $122,000 and $568,000 are included in average loans for the six months ended June 30, 1997 and 1996, respectively.

(4) Annualized

For the three months ended June 30, 1997, net interest income, on a fully taxable-equivalent basis, was $3,714,000 or 6.7% of average earning assets, an increase of 11% over $3,356,000 or 6.9% of average earning assets in the comparable period in 1996. For the six months ended June 30, 1997, net interest income, on a fully taxable-equivalent basis, was $7,272,000 or 6.6% of average earnings assets, an increase of 9% over $6,6452,000 or 6.9% in the comparable period in 1996. The increase in 1997 reflects higher levels of earning assets.

Interest income, on a fully taxable-equivalent basis, was $5,090,000 and $4,527,000 for the three months and $9,925,000 and $8,952,000 for the six months ended June 30, 1997 and 1996, respectively. The increase in 1997 resulted from the growth in average earning assets. Loan yields averaged 11.3% and 11.2% for the three months ended June 30, 1997 and 1996, respectively, and 11.1% and 11.2% for the first six months of 1997 and 1996, respectively, and generally reflect the stability of interest rates since the first quarter of 1996 and the 25 basis point increase in the prime rate in March 1997. Approximately XX91% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.50% and 8.35% for the three months ended June 30, 1997 and 1996, respectively, and 8.38% and 8.30% for the six months ended June 30, 1997 and 1996, respectively. Average earning assets were $221,852,000 and $219,101,000 for the three and six months of 1997 compared to $195,075,000 and $192,48765,000 in the same periods in 1996. The growth in average earning assets resulted from increased levels of deposits which were invested primarily in federal funds sold and loans.

The increase in interest income during 1997 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.4% and 3.3% in for the three month periods ended June 30, 1997 and 1996, respectively, and 3.3% and 3.2% for the six month periods ended June 30, 1997 and 1996, respectively.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                            Three months ended June  30,
                                          -------------------------------
                                                   1997            1996
                                              ----------       ----------
    Customer service fees                        $  472          $  403
    Gain on sale of loans                           263             362
    Loan servicing fees                             265             235
    Gains on securities transactions                 -              66
    Other                                           146             143
                                               ----------      ----------
Total noninterest income                         $1,146          $1,209
                                               ----------      ----------

                                              Six months ended June  30,
                                          -------------------------------
                                                   1997            1996
                                              ----------       ----------
    Customer service fees                        $  944          $  856
    Gain on sale of loans                           714             769
    Loan servicing fees                             522             455
    Gains on securities transactions                 -               66
    Other                                           313             261
                                               ----------      ----------
Total noninterest income                         $2,493          $2,407
                                               ----------      ----------

The increase in customer service fees in 1997 relates primarily to higher levels of returned item fees. Gains on sale of loans decreased as a result of a lower volume of SBA loans sold during 1997 despite an increase in the total amount of loans sold during 1997. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. Loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                   Three months ended June 30,
                                 -------------------------------------
                                       1997               1996
                                 -----------------  ------------------
Salaries and benefits             $1,363      2.46%   $1,281      2.63%
Equipment                            285      0.52%      279      0.57%
Occupancy                            235      0.42%      224      0.46%
Insurance                             38      0.07%       24      0.05%
Stationery and postage                79      0.14%      101      0.21%
Legal fees                            23      0.04%       (5)    (0.01)%
Other                                679      1.22%      655      1.34%
                                  -----------------  -----------------
Total noninterest expense         $2,702      4.87%   $2,559      5.25%
                                  -----------------  -----------------
                                  -----------------  -----------------

                                     Six months ended June 30,
                                 -------------------------------------
                                       1997               1996
                                 -----------------  ------------------
Salaries and benefits             $2,787      2.54%   $2,618      2.72%
Equipment                            548      0.50%      566      0.59%
Occupancy                            473      0.43%      450      0.47%
Insurance                             87      0.08%       53      0.05%
Stationery and postage               184      0.17%      203      0.21%
Legal fees                            45      0.04%       15      0.02%
Other                              1,244      1.14%    1,185      1.23%
                                  -----------------  -----------------
Total noninterest expense         $5,368      4.90%   $5,090      5.28%
                                  -----------------  -----------------
                                  -----------------  -----------------

The increases in 1997 were primarily related to higher staff costs and increases in other noninterest expenses. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1997 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 40.3% and 40.6% for the three and six months ended June 30, 1997 compared to 39.6% for both periods in 1996. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $242.4 million at June 30, 1997, a 2% increase from the end of 1996. Based on average balances, second quarter 1997 average total assets of $242.5 million represent an increase of 13% over the second quarter 1996 while six month 1997 average total assets of $238.87 million represent an increase of 143% over six months 1996.

EARNING ASSETS
LOANS

Total gross loans at June 30, 1997 were $129.3 million, a 215% increase from $10623.87 million at December 31, 1996. Average loans in the three and six months of 1997 were $123,240,000 and $122,784,000 representing increases of 7% and 9% over of the comparable periods in 1996. The 1997 increases primarily reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At June 30, 1997 nonaccrual loans totaled $54,000 or .04% of total loans compared to $159,000 or .13% of total loans at December 31, 1996.

Table 4 presents the composition of nonperforming assets at June 30, 1997.

Table 4  Nonperforming Assets
(dollars in thousands)

                                                             June 30,
                                                                1997
                                                              -------
Nonperforming assets:
Loans past due 90 days or more                                 $    7
Nonaccrual loans                                                   47
                                                               ------
Total nonperforming loans                                          54
OREO                                                              492
                                                               ------
Total nonperforming assets                                     $  546
                                                               ------
                                                               ------
Nonperforming loans as a percent of total loans                 0.04%
OREO as a percent of total assets                               0.20%
Nonperforming assets as a percent of total assets               0.23%

Allowance for loan losses                                      $3,482
  As a percent of total loans                                   2.69%
  As a percent of nonaccrual loans                              7409%
  As a percent of nonperforming loans                           6448%

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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                              For the six months ended
                                         June 30, 1997
                                         -------------
Total loans outstanding                      $ 129,294
Average total loans                            122,784


Balance, January 1                           $   3,158
Charge-offs by loan category:
  Commercial                                        36
  Installment and other                             14
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
     Total charge-offs                              50

Recoveries by loan category:
  Commercial                                        42
  Installment and other                             26
  Real estate construction                           6
  Real estate-other                                  -
                                             ---------
    Total recoveries                                74
Net charge-offs (recoveries)                       (24)
Provision charged to expense                       300
                                             ---------
Balance, June 30                             $   3,482
                                             ---------
                                             ---------

Ratios:
  Net charge-offs (recoveries) to average loans     (0.02)%
  Reserve to total loans                             2.69%

OTHER INTEREST-EARNING ASSETS
For the three and six months ended June 30, 1997, the average balance of investment securities and federal funds sold totaled $98,612,000 and $96,317,000, up from $79,527,000 and $ 80,478,000 for the same periods in
1996. The 1997 increase resulted from deploying additional liquidity in federal funds sold and investment securities. Source of the additional liquidity was the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

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

Deposits increased $4,241,000 from year-end or 2% to $189,708,000 as of June 30, 1997. Average total deposits in the three and six months of 1997 of $190,908,000 and $187,158,000 increased from $1645,357555,000 and
$164,397,000 in the same periods in 1996.

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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of June 30, 1997, this ratio was 16.8%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 68.2% and 7.4%, respectively, as of June 30, 1997.

INTEREST RATE SENSITIVITY

Interest rate sensitivity is a measure of the exposure of the Company's future earnings due to changes in interest rates. If assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to achieve a near-matched to modestly asset-sensitive cumulative position at one year, such that the net interest margin of the Company increases as market interest rates rise and decreases when short-term interest rates decline.

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysies for the Company at June 30, 1997. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.


Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                             Next day        Over three    Over one
                                                           and within        months and  and within        Over
As of June 30, 1997                         Immediately  three months   within one year  five years     five years         Total
---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Federal funds sold                           $  14,000       $      -       $      -       $      -       $      -     $  14,000
Investment securities:
     Treasury and agency obligations                 -          1,500              -          1,415              -         2,915
     Mortgage-backed securities                      -          2,582          7,082         25,644         28,191        63,499
     Municipal securities                            -            216            530          2,197          2,966         5,909
     Other                                           -              -              -              -          1,307         1,307

---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          -          4,298          7,612         29,256         32,464        73,630
Loans excluding nonaccrual loans               117,860          1,428          2,102          4,683          3,174       129,247

---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets                  $ 131,860      $   5,726       $  9,714       $ 33,939       $ 35,638     $ 216,877

---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Deposits:
     Money market, NOW, and savings          $ 100,542      $       -       $      -       $      -              -     $ 100,542
     Time certificates                               -         17,311         11,466          1,888              -        30,665

---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                100,542         17,311         11,466          1,888              -       131,207
Borrowings                                           -         23,850              -              -              -        23,850

---------------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities           $ 100,542      $  41,161       $ 11,466       $  1,888              -     $ 155,057

---------------------------------------------------------------------------------------------------------------------------------
Gap                                          $  31,318      $ (35,435)      $ (1,752)      $ 32,051       $ 35,638     $  61,820
Cumulative gap                               $  31,318      $  (4,117)      $ (5,869)      $ 26,182       $ 61,820

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

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of June 30, 1997.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 66,300 shares, in order to enhance long term shareholder value. As of June 30, 1997, 6,000 shares had been purchased under the program.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of June 30, 19967, and December 31, 1996. Capital ratios for the Company are set forth in Table 7:

Table 7 Capital Ratios

                                      June 30,          December 31,
                                         1997                 1996
                                  ------------          ------------
Total risk-based capital ratio          17.2%                16.4%
Tier 1 risk-based capital ratio         16.0%                15.2%
Tier 1 leverage ratio                   10.2%                 9.8%


Capital ratios for the Bank at June 30, 1997 and December 31, 1996 were 15.5% and 15.0% total risk-based capital, 14.3% and 13.8% Tier 1 risk-based capital ratio and 9.1% and 8.7% Tier 1 leverage ratio.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting was held May 20, 1997. The purpose of the meeting was elect the company's board of directors and ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1997. The following directors were elected based upon the votes cast as indicated:

Director                  Votes "for"    Votes "against"   Votes "withheld"
Richard Alderson           1,234,949           0                4,980
Douglas D. Austin          1,238,735           0                1,194
John C. Burroughs          1,238,735           0                1,194
Bud W. Cummings            1,238,735           0                1,194
Ronald M. Israel, M.D.     1,238,735           0                1,194
Malcolm D. Moore           1,238,735           0                1,194
Harvey J. Nickelson        1,238,735           0                1,194
Gus J.F. Norton            1,238,735           0                1,194
James C. Thompson          1,238,735           0                1,194

The appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1997 was ratified with 1,237,680 votes for ratification, no votes against, and 2,249 votes withheld.

Item 5.   Other Information

          On April 23, 1997, the Coast Bancorp Board of Directors declared a dividend of eleven and one-half cents ($0.115) per share, payable May 28,1997, to shareholders of record on May 8, 1997.

Item 6.   Exhibits and Reports on Form 8-K
a.        Exhibits
Exhibit Number

10.19 Amended and Restated Deferred Compensation Agreement with Richard Alderson dated May 21, 1997

10.20 Amended and Restated Deferred Compensations Agreement Douglas D. Austin dated May 21, 1997

10.21 Amended and Restated Deferred Compensation Agreement with John Burroughs dated May 21, 1997

10.22 Amended and Restated Deferred Compensations Agreement with Bud W. Cummings dated May 21, 1997

10.23 Amended and Restated Deferred Compensations Agreement with Ronald M. Israel dated May 21, 1997

10.24 Amended and Restated Deferred Compensations Agreement with Malcolm D. Moore dated May 21, 1997

10.25 Amended and Restated Deferred Compensations Agreement with Gus J.F. Norton dated May 21, 1997

10.26 Amended and Restated Deferred Compensations Agreement with James C. Thompson dated May 21, 1997

27     Financial Data Schedule

b.  Reports on Form 8-K

          On April 28, 1997 the Company filed a Form 8-K relating to a press release dated April 22, 1997 announcing first quarter earnings and an April 23, 1997 press release announcing the declaration of an eleven and one-half cent ($0.115) cash dividend, payable May 28,1997, to shareholders of record on May 8, 1997.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COAST BANCORP
                                       ---------------------------------------
                                       (REGISTRANT)

Date:  August 11, 1997

                                       /s/ HARVEY J. NICKELSON
                                       ---------------------------------------
                                       Harvey J. Nickelson
                                       President and Chief Executive Officer

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