Form 10-Q/A
period 1997-06-30
COAST BANCORP
filed 1997-08-14
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                  AMENDMENT NO. 1

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

Table 1  Components of Net Interest Income


Three months ended June 30,                                      1997                              1996
                                                   --------------------------------    ---------------------------------
                                                     Average                Average      Average               Average
(Dollars in thousands)                               Balance    Interest    Rate(4)      Balance   Interest    Rate(4)
                                                   ----------   --------    -------    ----------  --------    -------
Assets:

Loans (2) (3)                                      $ 123,240    $ 3,481      11.3%     $ 115,548   $ 3,237      11.2%

Investment securities:
   Taxable                                            65,843      1,111       6.8%        61,869     1,008       6.5%
   Nontaxable (1)                                      5,911        126       8.5%         6,096       129       8.5%

Federal funds sold                                    26,858        372       5.5%        11,562       153       5.3%
                                                   ---------    -------                ---------   -------
Total earning assets                                 221,852      5,090       9.2%       195,075     4,527       9.3%

Cash and due from banks                               16,532                              13,426
Allowance for credit losses                           (3,435)                             (2,811)
Unearned income                                       (1,801)                             (1,633)
Bank premises and equipment, net                       2,098                               2,223
Other assets                                           7,260                               7,608
                                                   ---------                           ---------
Total assets                                       $ 242,506                           $ 213,888
                                                   ---------                           ---------
                                                   ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                           $  74,736        373       2.0%     $  68,766       330       1.9%
  Savings                                             33,030        284       3.4%        27,451       200       2.9%
  Time                                                29,489        379       5.1%        23,340       297       5.1%
                                                   ---------    -------                ---------   -------
Total deposits                                       137,255      1,036       3.0%       119,557       827       2.8%
Borrowed funds                                        24,080        340       5.7%        24,616       344       5.6%
                                                   ---------    -------                ---------   -------
Total interest-bearing liabilities                   161,335      1,376       3.4%       144,173     1,171       3.3%

Demand deposits                                       53,653                              45,998
Other liabilities                                      3,347                               2,357
Stockholders' equity                                  24,171                              21,360
                                                   ---------                           ---------

Total liabilities and stockholders' equity         $ 242,506                           $ 213,888
                                                   ---------                           ---------
                                                   ---------                           ---------

Net interest income and margin                                 $  3,714       6.7%                 $ 3,356       6.9%
                                                               --------      -----                 --------     -----
                                                               --------      -----                 --------     -----

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

Date:  August 13, 1997

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