Form 10-Q
period 1997-09-30
COAST BANCORP
filed 1997-11-12
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1997
                               ------------------------------------------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                              -----------------------   -----------------------

Commission File Number: 0-28938
                       --------------------------------------------------------

                                 Coast Bancorp
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           California                                           77-0401327
-------------------------------------------------------------------------------
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

740 Front Street, Santa Cruz, California                                95060
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

                               (408) 458-4500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                               Not Applicable
-------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

     No. of shares of Common Stock outstanding on September 30, 1997: 2,203,659
                                                                      ---------

                                 COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1997
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

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     1997                  1996
                                                                ---------------        -----------
ASSETS                                                           (unaudited)
Cash and due from banks                                         $ 18,802,000          $ 22,492,000
Federal funds sold                                                23,000,000            15,500,000
                                                                ------------          ------------
Total cash and equivalents                                        41,802,000            37,992,000
Securities:
  Available-for-sale, at fair value                               75,321,000            65,486,000

  Held-to-maturity, at amortized cost
    (fair value - 1997 $5,906,000, 1996 $6,021,000)                5,746,000             5,914,000

Loans:
  Commercial                                                      36,961,000            35,633,000
  Real estate - construction                                      18,742,000            15,112,000
  Real estate - term                                              70,282,000            65,208,000
  Installment and other                                            6,081,000             7,768,000
                                                                ------------          ------------
Total loans                                                      132,066,000           123,721,000
  Unearned income                                                 (1,976,000)           (1,742,000)
  Allowance for credit losses                                     (3,563,000)           (3,158,000)
                                                                ------------          ------------
Net loans                                                        126,527,000           118,821,000
Bank premises and equipment, net                                   1,865,000             2,131,000
Other real estate owned                                              112,000               551,000
Accrued interest receivable and other assets                       5,953,000             6,020,000
                                                                ------------          ------------
TOTAL ASSETS                                                    $257,326,000          $236,915,000
                                                                ------------          ------------
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand                                    $ 56,673,000          $ 56,699,000
  Interest-bearing demand                                         79,239,000            69,305,000
  Savings                                                         27,928,000            32,296,000
  Time                                                            34,337,000            27,167,000
                                                                ------------          ------------
Total deposits                                                   198,177,000           185,467,000
Securities sold under agreements to repurchase                    28,850,000            24,608,000
Accrued expenses and other liabilities                             4,058,000             3,647,000
                                                              ---------------        --------------
Total liabilities                                                231,085,000           213,722,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
  10,000,000 shares authorized; no shares issued                           -                     -
Common stock - no par value; 20,000,000 shares authorized;
  shares outstanding: 2,203,659 in 1997 and 2,209,659 in 1996     11,011,000            11,041,000
Retained earnings                                                 14,866,000            12,022,000
Net unrealized gain on securities available-for-sale                 364,000               130,000
                                                                ------------          ------------
Total stockholders' equity                                        26,241,000            23,193,000
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $257,326,000          $236,915,000
                                                                ------------          ------------
                                                                ------------          ------------

         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)


                                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------         --------------------------
                                                                  1997           1996                1997           1996
                                                          ------------    -----------          -----------     ----------
                                                                                                                  >
Interest Income:
  Loans, including fees                                   $ 3,693,000     $ 3,166,000          $10,496,000     $ 9,474,000
  Federal funds sold                                          304,000         281,000              980,000         576,000
  Securities:
    Taxable                                                 1,201,000       1,019,000            3,397,000       3,112,000
    Nontaxable                                                 82,000          84,000              248,000         253,000
                                                          -----------     -----------          -----------     -----------
Total interest income                                       5,280,000       4,550,000           15,121,000      13,415,000
Interest expense:
    Deposits                                                1,060,000         870,000            3,043,000       2,525,000
    Other borrowings                                          371,000         360,000            1,041,000       1,015,000
                                                          -----------     -----------          -----------     -----------
Total interest expense                                      1,431,000       1,230,000            4,084,000       3,540,000
                                                          -----------     -----------          -----------     -----------
Net interest income                                         3,849,000       3,320,000           11,037,000       9,875,000
Provision for credit losses                                    75,000         225,000              375,000         675,000
                                                          -----------     -----------          -----------     -----------
Net interest income after provision for credit losses       3,774,000       3,095,000           10,662,000       9,200,000
Noninterest income:
    Customer service fees                                     463,000         457,000            1,407,000       1,313,000
    Gain on sale of loans                                     285,000         405,000              998,000       1,174,000
    Loan servicing fees                                       270,000         251,000              792,000         706,000
    Gains (losses) on sales of securities                     (10,000)              -              (10,000)         66,000
    Other                                                     178,000         144,000              491,000         405,000
                                                          -----------     -----------          -----------     -----------
Total noninterest income                                    1,186,000       1,257,000            3,678,000       3,664,000
Noninterest expenses:
    Salaries and benefits                                   1,381,000       1,292,000            4,168,000       3,910,000
    Equipment                                                 319,000         291,000              867,000         857,000
    Occupancy                                                 252,000         237,000              726,000         687,000
    Insurance                                                  60,000          38,000              148,000          91,000
    Stationery and postage                                     84,000          94,000              267,000         297,000
    Legal fees                                                 23,000          30,000               68,000          45,000
    Other                                                     637,000         672,000            1,880,000       1,857,000
                                                          -----------     -----------          -----------     -----------
Total noninterest expenses                                  2,756,000       2,654,000            8,124,000       7,744,000
                                                          -----------     -----------          -----------     -----------
Income before income taxes                                  2,204,000       1,698,000            6,216,000       5,120,000
Provision for income taxes                                    879,000         679,000            2,508,000       2,033,000
                                                          -----------     -----------          -----------     -----------
Net income                                                $ 1,325,000     $ 1,019,000          $ 3,708,000     $ 3,087,000
                                                          -----------     -----------          -----------     -----------
                                                          -----------     -----------          -----------     -----------
NET INCOME PER COMMON AND EQUIVALENT SHARE                $       .59     $       .46          $      1.65     $      1.38
                                                          -----------     -----------          -----------     -----------
                                                          -----------     -----------          -----------     -----------

           See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                          1997              1996
                                                                 -------------     -------------
CASH FLOWS FROM OPERATIONS:
Net income                                                       $   3,708,000     $   3,087,000

Adjustments to reconcile net income to net cash provided by
    operations:
    Provision for credit losses                                        375,000           675,000
    Depreciation and amortization                                      112,000            16,000
    Losses (gains) on securities transactions                          (10,000)          (66,000)
    Deferred income taxes                                             (306,000)         (514,000)
    Proceeds from loan sales                                        34,710,000        34,942,000
    Origination of loans held for sale                             (39,369,000)      (34,911,000)
    Accrued interest receivable and other assets                       616,000          (479,000)
    Accrued expenses and other liabilities                             411,000           (36,000)
    Increase in unearned income                                        998,000           850,000
    Other - net                                                         30,000                --
                                                                 -------------     -------------
Net cash provided by operations                                      1,275,000         3,564,000
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities                               12,027,000        14,468,000
Purchases of securities available-for-sale                          (27,064,000)      (16,348,000)
Proceeds from sales of securities available-for-sale                  5,552,000         4,846,000
Net increase in loans                                                (3,656,000)      (12,496,000)
Purchases of bank premises and equipment                               (382,000)         (245,000)
                                                                 -------------     -------------
Net cash used in investing activities                               (13,523,000)       (9,775,000)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under
 agreements to repurchase                                            4,242,000          4,525,000
Net increase in deposits                                            12,710,000         17,041,000
Payment of cash dividends                                             (764,000)          (668,000)
Repurchase of common stock                                            (130,000)          (690,000)
                                                                 -------------      -------------
Net cash provided by financing activities                           16,058,000         20,208,000
                                                                 -------------      -------------

Net increase in cash and cash equivalents                            3,810,000         13,997,000
                                                                 -------------      -------------

Cash and equivalents, beginning of period                           37,992,000         25,956,000
                                                                 -------------      -------------

Cash and equivalents, end of period                              $  41,802,000      $  39,953,000
                                                                 -------------      -------------
                                                                 -------------      -------------

OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                         $   3,945,000      $   4,403,000
Income taxes                                                         1,586,000          2,710,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                              $           -     $      98,000

             See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 1997 and 1996
-------------------------------------------------------------------------------

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

2. NET INCOME PER COMMON AND EQUIVALENT SHARE - Net income per common and equivalent share is computed using the weighted average shares outstanding plus the dilutive effect of stock options. The number of shares used to compute net income per share for the nine month periods ended September 30, 1997 and 1996 was 2,253,016 and 2,232,336,
    respectively, and for the three month periods ended September 30, 1997 and 1996 was 2,252,841 and 2,223,068, respectively.

3. NEW ACCOUNTING PRONOUNCEMENTS - In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS
    128. Earlier application is not permitted.

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

    If SFAS 128 had been in effect during the current and prior year periods, basic EPS and diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the three months ended
    September 30, 1997 and 1996. For the nine months ended September 30, 1997 and 1996, basic EPS would have been $1.68 and $1.40, respectively, while diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130 "Reporting Comprehensive Income," which requires that an enterprise rport, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, geographic areas, and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended September 30, 1997 was $1,325,000 compared to $1,019,000 during the same period in 1996, representing an increase of 30%. Net income for the nine months ended September 30, 1997 was $3,708,000 compared to $3,087,000 for the prior year period, a 20% increase. The increase in net income during 1997 was primarily due to an increase in net interest income and a decrease in the provision for credit losses partially offset by an increase in noninterest expenses and a related increase in income tax expense.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months and nine months ended September 30, 1997 and 1996.

Table I  Components of Net Interest Income


Three months ended September 30,                                 1997                              1996
                                              --------------------------------   --------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 131,333    $ 3,694     11.3%      $ 119,092   $ 3,166      10.6%

Investment securities:
   Taxable                                       71,003      1,201      6.8%         57,764     1,019       7.0%
   Nontaxable (1)                                 5,905        124      8.4%          5,993       127       8.4%

Federal funds sold                               22,135        304      5.5%         21,464       281       5.2%
                                              ---------    -------                ---------   -------
Total earning assets                            230,376      5,323      9.2%        204,313     4,593       8.9%

Cash and due from banks                          17,568                              14,121
Allowance for credit losses                      (3,521)                             (3,035)
Unearned income                                  (1,853)                             (1,676)
Bank premises and equipment, net                  2,004                                2,144
Other assets                                      6,871                               6,285
                                              ---------                           ---------
Total assets                                  $ 251,445                           $ 222,152
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  77,782        408      2.1%      $  69,007       346       2.0%
  Savings                                        27,726        219      3.2%         29,009       223       3.1%
  Time                                           32,379        433      5.4%         23,984       301       5.0%
                                              ---------    -------                ---------   -------
Total deposits                                  137,887      1,060      3.1%        122,000       870       2.8%
Borrowed funds                                   25,753        371      5.8%         24,518       360       5.8%
                                              ---------    -------                ---------   -------
Total interest-bearing liabilities              163,640      1,431      3.5%        146,518     1,230       3.3%

Demand deposits                                  58,250                              51,353
Other liabilities                                 3,743                               2,353
Stockholders' equity                             25,812                              21,928


                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 251,445                           $ 222,152
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $  3,892      6.8%                 $ 3,363       6.6%
                                                           --------     -----                 -------      -----
                                                           --------     -----                 -------      -----

(1) Tax exempt income includes $42,000 and $43,000 in 1997 and 1996, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $294,000 and $166,000 are included in loan interest income for the three months ended September 30, 1997 and 1996, respectively.

(3) Average nonaccrual loans totaling $280,000 and $481,000 are included in average loans for the three months ended September 30, 1997 and 1996, respectively.

(4) Annualized


Nine months ended September 30,                                        1997                              1996
                                                   --------------------------------    ---------------------------------
                                                     Average                Average      Average               Average
(Dollars in thousands)                               Balance    Interest    Rate(4)      Balance   Interest    Rate(4)
                                                   ----------   --------    -------    ----------  --------    -------
Assets:

Loans (2) (3)                                      $ 125,665    $10,496      11.1%     $ 114,572   $ 9,474      11.0%

Investment securities:
   Taxable                                            67,043      3,397       6.8%        61,179     3,112       6.8%
   Nontaxable (1)                                      5,912        376       8.5%         6,062       383       8.4%

Federal funds sold                                    24,281        980       5.4%        14,601       576       5.3%
                                                   ---------    -------                ---------   -------
Total earning assets                                 222,901     15,249       9.1%       196,414    13,545       9.2%

Cash and due from banks                               16,260                              13,431
Allowance for credit losses                           (3,404)                             (2,806)
Unearned income                                       (1,799)                             (1,642)
Bank premises and equipment, net                       2,089                               2,231
Other assets                                           6,992                               6,198
                                                   ---------                           ---------
Total assets                                       $ 243,039                           $ 213,826
                                                   ---------                           ---------
                                                   ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                           $  75,737      1,145       2.0%     $  71,632     1,034       1.9%
  Savings                                             30,856        747       3.2%        26,586       590       3.0%
  Time                                                29,692      1,151       5.2%        23,335       901       5.2%
                                                   ---------    -------                ---------   -------
Total deposits                                       136,285      3,043       3.0%       121,553     2,525       2.8%
Borrowed funds                                        24,748      1,041       5.6%        23,197     1,015       5.8%
                                                   ---------    -------                ---------   -------
Total interest-bearing liabilities                   161,033      4,084       3.4%       144,750     3,540       3.3%

Demand deposits                                       53,899                              45,851
Other liabilities                                      3,573                               1,798
Stockholders' equity                                  24,534                              21,427
                                                   ---------                           ---------
Total liabilities and stockholders' equity         $ 243,039                           $ 213,826
                                                   ---------                           ---------
                                                   ---------                           ---------

Net interest income and margin                                 $ 11,165       6.7%                 $10,005       6.8%
                                                               --------      -----                 -------      -----
                                                               --------      -----                 -------      -----

(1) Tax exempt income includes $128,000 and $130,000 in 1997 and 1996, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $808,000 and $712,000 are included in loan interest income for the nine months ended September 30, 1997 and 1996, respectively.

(3) Average nonaccrual loans totaling $220,000 and $575,000 are included in average loans for the nine months ended September 30, 1997 and 1996, respectively.

(4) Annualized

    For the three months ended September 30, 1997, net interest income, on a fully taxable-equivalent basis, was $3,892,000 or 6.8% of average earning assets, an increase of 16% over $3,363,000 or 6.6% of average earning assets in the comparable period in 1996. For the nine months ended September 30, 1997, net interest income, on a fully taxable-equivalent basis, was $11,165,000 or 6.7% of average earnings assets, an increase of 12% over $10,005,000 or 6.8% in the comparable period in 1996. The increase in 1997 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $5,323,000 and $4,591,000 for the three months and $15,249,000 and $13,545,000 for the nine months ended September 30, 1997 and 1996, respectively. The increase in 1997 resulted from the growth in average earning assets. Loan yields averaged 11.3% and 10.6% for the three months ended September 30, 1997 and 1996, respectively, and 11.1% and 11.0% for the first nine months of 1997 and 1996, respectively, and generally reflect the stability of interest rates since the first quarter of 1996 and the 25 basis point increase in the prime rate in March 1997. Approximately 90% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.50% for each of the three month periods ended September 30, 1997 and 1996, respectively, and 8.42% and 8.28% for the nine months ended September 30, 1997 and 1996, respectively. Average earning assets were $230,376,000 and $222,901,000 for the three and nine months of 1997 compared to $204,192,000 and $196,414,000 in the same periods in 1996. The growth in average earning assets resulted from increased levels of deposits which were invested primarily in federal funds sold and loans.

    The increase in interest income during 1997 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.1% and 2.8% in for the three month periods ended September 30, 1997 and 1996, respectively, and 3.0% and 2.8% for the nine month periods ended September 30, 1997 and 1996, respectively.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                            Three months ended September 30,
                                          -------------------------------
                                                   1997            1996
                                              ----------       ----------
    Customer service fees                        $  463          $  457
    Gain on sale of loans                           285             405
    Loan servicing fees                             270             251
    Losses on securities transactions               (10)              -
    Other                                           178             144
                                               ----------      ----------
Total noninterest income                         $1,186          $1,257
                                               ----------      ----------
                                               ----------      ----------

                                              Nine months ended September 30,
                                          -------------------------------
                                                   1997            1996
                                              ----------       ----------
    Customer service fees                        $1,407          $1,313
    Gain on sale of loans                           998           1,174
    Loan servicing fees                             792             706
    Gains (losses) on securities
      transactions                                  (10)             66
    Other                                           491             405
                                               ----------      ----------
Total noninterest income                         $3,678          $3,664
                                               ----------      ----------
                                               ----------      ----------

The increase in customer service fees in 1997 relates primarily to higher levels of returned item fees. Gains on sale of loans decreased as a result of a lower volume of SBA loans sold during 1997. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. Loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                   Three months ended September 30,
                                 -------------------------------------
                                       1997               1996
                                 -----------------  ------------------
Salaries and benefits             $1,381      2.40%   $1,292      2.53%
Equipment                            319      0.55%      291      0.57%
Occupancy                            252      0.44%      237      0.46%
Insurance                             60      0.10%       38      0.07%
Stationery and postage                84      0.15%       94      0.18%
Legal fees                            23      0.04%       30      0.06%
Other                                637      1.11%      672      1.32%
                                  -----------------  -----------------
Total noninterest expenses        $2,756      4.79%   $2,654      5.19%
                                  -----------------  -----------------
                                  -----------------  -----------------

                                     Nine months ended September 30,
                                 -------------------------------------
                                       1997               1996
                                 -----------------  ------------------
Salaries and benefits             $4,168      2.49%   $3,910      2.66%
Equipment                            867      0.52%      857      0.58%
Occupancy                            726      0.43%      687      0.47%
Insurance                            148      0.09%       91      0.06%
Stationery and postage               267      0.16%      297      0.20%
Legal fees                            68      0.04%       45      0.03%
Other                              1,880      1.13%    1,857      1.26%
                                  -----------------  -----------------
Total noninterest expenses        $8,124      4.86%   $7,744      5.26%
                                  -----------------  -----------------
                                  -----------------  -----------------

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

INCOME TAXES

The Company's effective tax rate was 39.9% and 40.9% for the three and nine months ended September 30, 1997 compared to 40.0% and 39.7% for the comparable periods in 1996. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $257.3 million at September 30, 1997, a 9% increase from the end of 1996. Based on average balances, third quarter 1997 average total assets of $251.4 million represent an increase of 13% over the third quarter 1996 while nine month 1997 average total assets of $243.0 million represent an increase of 14% over nine months 1996.

EARNING ASSETS
LOANS

Total gross loans at September 30, 1997 were $132.1 million, a 7% increase from $123.7 million at December 31, 1996. Average loans in the three and nine months of 1997 were $131,333,000 and $125,665,000 representing increases of 10% over each of the comparable periods in 1996. The 1997 increases primarily reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 1997 nonaccrual loans totaled $513,000 or .39% of total loans compared to $159,000 or .13% of total loans at December 31, 1996.

Table 4 presents the composition of nonperforming assets at September 30, 1997.

Table 4  Nonperforming Assets
(dollars in thousands)



                                                             September 30,
                                                                1997
                                                              -------

Nonperforming assets:
Accruing loans past due 90 days or more                        $    -
Nonaccrual loans                                                  513
                                                               ------
Total nonperforming loans                                         513
OREO                                                              112
                                                               ------
Total nonperforming assets                                     $  625
                                                               ------
                                                               ------
Nonperforming loans as a percent of total loans                 0.39%
OREO as a percent of total assets                               0.04%
Nonperforming assets as a percent of total assets               0.24%

Allowance for loan losses                                      $3,563
  As a percent of total loans                                   2.70%
  As a percent of nonaccrual loans                              6945%
  As a percent of nonperforming loans                           6945%

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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)


                                    For the nine months ended
                                        September 30, 1997
                                          -------------

Total loans outstanding                      $ 132,066
Average total loans                            125,665

Balance, January 1                           $   3,158
Charge-offs by loan category:
  Commercial                                        68
  Installment and other                             38
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
     Total charge-offs                             106

Recoveries by loan category:
  Commercial                                        95
  Installment and other                             35
  Real estate construction                           6
  Real estate-other                                  -
                                             ---------
    Total recoveries                               136
Net recoveries                                      30
Provision charged to expense                       375
                                             ---------
Balance, September 30                           $3,563
                                             ---------
                                             ---------

Ratios:
  Net recoveries to average loans                    0.02%
  Reserve to total loans                             2.70%

OTHER INTEREST-EARNING ASSETS
For the three and nine months ended September 30, 1997, the average balance of investment securities and federal funds sold totaled $99,043,000 and $97,236,000, up from $85,101,000 and $81,842,000 for the same periods in
1996. The 1997 increase resulted from deploying additional liquidity in federal funds sold and investment securities. The source of the additional liquidity was the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

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

Deposits increased $12,710,000 from year-end or 7% to $198,177,000 as of September 30, 1997. Average total deposits in the three and nine months of 1997 of $196,137,000 and $195,184,000 increased from $173,394,000 and
$167,404,000 in the same periods in 1996.

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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of September 30, 1997, this ratio was 20.6%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 66.6% and 11.6%, respectively, as of September 30, 1997.

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

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at September 30, 1997. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                           Next day       Over three       Over one
                                                          and within      months and      and within       Over
As of September 30, 1997                    Immediately  three months   within one year   five years     five years      Total
---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Federal funds sold                           $  23,000       $      -       $      -       $      -       $      -     $  23,000
Investment securities:
     Treasury and agency obligations                 -              -          1,200          3,900          1,997         7,097
     Mortgage-backed securities                      -          2,491          6,903         26,545         30,958        66,897
     Municipal securities                            -            112          1,112          2,117          2,405         5,746
     Other                                           -              -              -              -          1,327         1,327

---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          -          2,603          9,215         32,562         36,687        81,067
Loans excluding nonaccrual loans               117,892          1,673            858          4,831          6,299       131,553

---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets                  $ 140,892      $   4,276       $ 10,073       $ 37,393       $ 42,986     $ 235,620

---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Deposits:
     Money market, NOW, and savings          $ 107,167      $       -       $      -       $      -              -     $ 107,167
     Time certificates                               -         15,867         16,471          1,999              -        34,337

---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                107,167         15,867         16,471          1,999              -       141,504
Borrowings                                           -         28,850              -              -              -        28,850

---------------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities           $ 107,167      $  44,717       $ 16,471       $  1,999              -     $ 170,354

---------------------------------------------------------------------------------------------------------------------------------
Gap                                          $  33,725      $ (40,441)      $ (6,398)      $ 35,394       $ 42,986     $  65,266
Cumulative gap                               $  33,725      $  (6,716)      $(13,114)      $ 22,280       $ 65,266

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

CAPITAL RESOURCES Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of September 30, 1997.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 66,300 shares, in order to enhance long term shareholder value. As of September 30, 1997, 6,000 shares had been purchased under the program.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of September 30, 1997, and December 31, 1996. Capital ratios for the Company are set forth in Table 7:

Table 7 Capital Ratios

                                   September 30,          December 31,
                                         1997                 1996
                                  ------------          ------------

Total risk-based capital ratio          17.6%                16.4%
Tier 1 risk-based capital ratio         16.4%                15.2%
Tier 1 leverage ratio                   10.3%                 9.8%


         Capital ratios for the Bank at September 30, 1997 and December 31, 1996 were 15.9% and 15.0% total risk-based capital, 14.7% and 13.8% Tier 1 risk-based capital ratio and 9.2% and 8.7% Tier 1 leverage ratio.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information

          On July 16, 1997, the Coast Bancorp Board of Directors declared a dividend of eleven and one-half cents ($0.115) per share, payable August 28, 1997, to shareholders of record on August 8, 1997.

Item 6.   Exhibits and Reports on Form 8-K
a.        Exhibits
Exhibit Number

27     Financial Data Schedule

b.  Reports on Form 8-K
          Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       COAST BANCORP
                                       ---------------------------------------
                                       (REGISTRANT)

Date:  November 11, 1997

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