Form 10-K405
period 1997-12-31
COAST BANCORP
filed 1998-03-30
CIK 1021006

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

                            FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

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

                           --------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on March 20, 1998, on the NASDAQ National Market System was $51,672,208.

    At March 20, 1998, 2,188,059 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                          PARTS OF FORM 10-K
                                                                                                              INTO WHICH
DOCUMENTS INCORPORATED                                                                                       INCORPORATED
------------------------------------------------------------------------------------------------------  ----------------------
Definitive proxy statement for the Company's 1998 Annual Meeting of Shareholders to be filed within
  120 days of the end of the fiscal year ended December 31, 1997......................................         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                                  PAGE
                                                                                                                  -----
PART I

ITEM 1.       BUSINESS.......................................................................................           1

ITEM 2.       PROPERTIES.....................................................................................          10

ITEM 3.       LEGAL PROCEEDINGS..............................................................................          10

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................................          11

PART II

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......................          11

ITEM 6.       SELECTED FINANCIAL DATA........................................................................          12

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........          13

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................................          27

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................................          28

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE...........          48

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................................          48

ITEM 11.      EXECUTIVE COMPENSATION.........................................................................          48

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.................................          48

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................................          48

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...............................          48

INDEX TO EXHIBITS............................................................................................          49

SIGNATURES...................................................................................................          50

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

    The Bank emphasizes the needs of local business people and serves individuals, retailers, professionals and small and medium-sized businesses and operates through its corporate offices located in Santa Cruz, California and through its branch offices located in Santa Cruz, Aptos, Scotts Valley and Watsonville, California. Services offered include a full range of commercial banking services, including the acceptance of demand, savings and time deposits, overdraft protection for checking accounts, and the making of commercial, real estate (including residential mortgage), personal, home improvement, automobile and other installment and term loans. The Bank is one of the largest Small Businesses Administration ("SBA") lenders in California and has been granted status as a "preferred lender," allowing it to make SBA loans without first having the SBA approve the loan, and is also a seller/servicer of Freddie Mac mortgage loans. It also offers travelers' checks, safe deposit boxes, notary public services, Visa credit cards, courier service for pick-up of non-cash deposits, ATM cards usable at many ATM's nationwide and a 24 hour telephone service for deposit and loan account information. The Bank operates automated teller machines at its branches and at Seascape Village in Aptos, California. The Bank also has an Investment Services Department which provides financial planning services, financial consulting, asset management and the purchase and sale of stocks and bonds through a third party provider.

    The total population base in Santa Cruz County is approximately 249,000 people. Santa Cruz County's economic base has several significant components including education (e.g., the University of California at Santa Cruz); disk drive and software companies headquartered in the Northern part of the county due to its proximity to the high tech base of Silicon Valley in adjacent Santa Clara County; tourism because of the beaches and Santa Cruz Boardwalk; and agriculture in the Southern part of the county in and around Watsonville.

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

    The banking business in California generally, and in the Bank's primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over the Bank are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. Such institutions offer certain services such as trust services and international banking which are not offered directly by the Bank (but are offered indirectly through correspondent institutions), and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital), they have substantially higher lending limits than does the Bank. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for the Bank in the acquisition of deposits. The Bank also competes with money-market funds for deposits.

    In order to compete with major financial institutions and other competitors in its service areas, the Bank builds and retains its customer base by drawing upon the experience of its executive and senior officers in serving business individuals, and upon its specialized services, local promotional activities and the personal contacts made by its officers, directors and employees. The officers and employees of the Bank are strongly encouraged to participate in local civic and charitable organizations and events, which has also served to promote the Bank's business. For customers whose loan demand exceeds the Bank's legal lending limit, the Bank may arrange for such loans on a participation basis with correspondent banks. The Bank's lending limit is 15% of its capital and allowance for credit losses for unsecured loans and 25% of its capital and allowance for credit losses for secured loans.

DEPOSITS

    Most of the Bank's deposits are attracted from individuals, small and medium-sized businesses and professionals. No single customer relationship accounts for a significant portion of the Bank's deposits.

LENDING ACTIVITIES

    The Bank engages in a full complement of lending activities, including commercial, real estate, SBA and consumer/installment loans.

    According to reports from the SBA for the federal fiscal year ended September 30, 1997, the Bank is one of the largest lenders in Northern California in the SBA loan program. The Bank makes SBA loans from $20,000 to $1,500,000. SBA 7(a) loans are for working capital, inventory and other purposes, and are government-guaranteed up to 80% of the loan amount. The Bank also makes SBA loans for the purchase or construction of owner occupied real estate which are also guaranteed up to 80%. The SBA loan program is subject to political and budgetary uncertainty which in recent years has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts. For example, during the federal fiscal year ended September 30, 1995, budgetary constraints required the SBA to lower the maximum loan amount to $500,000. In October 1995, legislation restored the maximum loan amount to $1,500,000 and imposed additional fees on the program's lenders to raise additional revenue for the SBA.

    The Bank also makes commercial real estate loans for other purposes such as the purchase or refinance of offices, warehouses, professional buildings, and industrial buildings, including SBA loans. A portion of these loans are SBA loans which are guaranteed by the U.S. government in an amount up to 90% of the loan. Commercial real estate loans generally are fully amortized over 15 years or have a 10 year term with a twenty-five year amortization, and typically have a maximum loan to value ratio of 70%. SBA loans for this purpose have a term of up to 25 years and a maximum loan to value ratio of 90%. The Bank had outstanding real estate term loans of $76,101,000 or 52% of the Bank's loan portfolio at December 31, 1997.

    The Bank makes commercial loans to small-to-medium sized businesses for working capital, lines of credit, loans secured by inventory and receivables, and term loans for equipment and for working capital. Typically, the Bank obtains a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 80%. As of December 31, 1997, the Bank had $42,838,000 in loans for these purposes representing 29% of the Bank's loan portfolio.

    The Bank makes real estate construction loans for the construction of single and multi-family residential units, commercial and industrial properties, and SBA approved owner occupied commercial real estate. These loans typically have pre-qualified take outs for permanent financing or stand-by commitments and a maximum loan to value ratio of 70%. The Bank also makes loans for lot or land development with a maximum loan to value ratio of 60%. Construction loans are secured by a first deed of trust. As of December 31, 1997, the Bank had outstanding real estate construction loans of $21,376,000 representing 15% of the Bank's loan portfolio.

    Consumer and installment loans are made for household, family and other personal expenditures on both a secured and unsecured basis. As of December 31, 1997 the Bank had a total of $6,112,000 in consumer and installment loans representing 4% of the Bank's loan portfolio.

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

    The Bank sells the guaranteed portion of SBA loans which it originates into the secondary market as a source of liquidity and earnings. Additionally, the Bank sells residential mortgage loans it originates into the secondary market in order to divest itself of the interest rate risk associated with these mostly fixed interest rate products. No recourse is available to buyers of these loans after 90 days from the sale. Total loans serviced by the Bank for other investors were $128,081,000 as of December 31, 1997. For the years ended December 31, 1997, 1996 and 1995, total loans sold by the Bank were $48,255,000, $38,497,000, and $20,835,000, respectively.

    Through 1995, the Bank accounted for these loan sales in accordance with the Emerging Issues Task Force Issues No. 88-11, "Allocation of Recorded Investment When a Loan or Part of a Loan is Sold," No. 86-38, "Implications of Mortgage Prepayments on Amortization of Servicing Rights," and No. 84-21, "Sale of a Loan with a Partial Participation Retained". Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" issued by the Financial Accounting Standards Board (FASB). This statement eliminated the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under this statement, if the Company sells or securitizes loans and retains the mortgage servicing rights, the Company should allocate the total cost of the mortgage loan to the loan and the mortgage servicing rights based on their relative fair values. Any cost allocated to the mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net service income. The adoption of SFAS No. 122 did not have a significant effect on the Company's financial position or results of operations.

    The FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996 effective for transactions occurring after December 31, 1996. SFAS No. 125 supercedes SFAS No. 122 and requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. The Company adopted SFAS 125 effective January 1, 1997 and the adoption of SFAS No. 125 did not have a significant impact on the Company's financial position or results of operations.

    Credit risk relates to the ability of a borrower to repay the principal and interest on their loan and is managed by adherence to credit standards and the taking of collateral to secure most of the Bank's loans. These risks are generally inherent in commercial lending. Certain risks are specific to particular types of lending in which the Bank engages such as real estate lending. The major risk inherent in real estate lending is the potential decline in the value of the property for market reasons or due to the condition of the property.

OTHER SERVICES

    The Bank has its own Investment Services Department which employs 2 investment professionals. The Investment Services Department offers financial planning services; asset management services through the use of two unaffiliated investment managers; retirement plans such as 401(k) plans, IRAs and SEPs; mutual funds; and the purchase and sale of stocks and bonds on an unsolicited basis.

    The Investment Services Department also offers trust services through Enterprise Trust and Investment Company of Los Gatos, California, an unaffiliated independent trust company.

SUPERVISION AND REGULATION

    The Bank is chartered under the banking laws of the State of California and is subject to the supervision of, and is regularly examined by, the Superintendent and the FDIC.

    The Company is a bank holding company within the meaning of The Bank Holding Company Act, as amended, ("BHC Act"), is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB").

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

    The FRB generally prohibits a bank holding company from declaring or paying a cash dividend which would impose undue pressure on the capital of subsidiary banks or would be funded only through borrowing or other arrangements that might adversely affect a bank holding company's financial position. The FRB's policy is that a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality and overall financial condition. See "Restrictions on Dividends and Other Distributions" elsewhere in this document.

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

    The following table presents the capital ratios for the Company and the Bank as of December 31, 1997.

                                                                                                                 MINIMUM
                                                                              THE COMPANY      THE BANK        REQUIREMENT
                                                                            ---------------  -------------  -----------------
Risk-based Capital Ratios:
  Tier 1 Capital..........................................................          15.4%           13.9%             4.0%
  Total Capital...........................................................          16.7%           15.1%             8.0%
Tier 1 Capital Leverage Ratio.............................................          10.3%            9.3%             4.0%

RESTRICTIONS ON DIVIDENDS AND OTHER DISTRIBUTIONS

    The power of the board of directors of an insured depository institution to declare a cash dividend or other distribution with respect to capital is subject to statutory and regulatory restrictions which limit the amount available for such distribution depending upon the earnings, financial condition and cash needs of the institution, as well as general business conditions. Federal law prohibits insured depository institutions from paying management fees to any controlling persons or, with certain limited exceptions, making capital distributions, including dividends, if, after such transaction, the institution would be undercapitalized.

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

    The payment of dividends by a state bank is further restricted by additional provisions of state law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Commissioner, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the Commissioner finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to stockholders. Currently, it is permissible for the Bank to pay cash dividends without the Commissioner's prior approval.

    Additionally, under Federal law, a bank may not make any capital distribution, including the payment of dividends, if after making such distribution the bank would be in any of the "under-capitalized" categories under the FDIC's Prompt Corrective Action regulations.

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

    Branching between states may be accomplished either by merging separate banks located in different states into one legal entity, or by establishing de novo branches in another state. Consolidation of banks is permitted as of June 1, 1997 provided that the state has not passed legislation "opting-out" of interstate branching. For these states that opted-out prior to June 1, 1997, banks located in that state may not participate in interstate branching. California passed legislation to opt-in to this legislation. Interstate branching is also subject to a 30% statewide deposit concentration limit on a consolidated basis, and a 10% nationwide deposit concentration limit. The laws of the host state regarding community reinvestment, fair lending, consumer protection (including usury limits) and establishment of branches shall apply to the interstate branches.

    De novo branching by an out-of-state bank is not permitted unless the host state expressly permits de novo branching by banks from out-of-state. The establishment of an initial de novo branch in a state is subject to the same conditions as apply to initial acquisition of a bank in the host state other than the deposit concentration limits.

    The Interstate Act also permits bank subsidiaries of a bank holding company to act as agents for affiliated depository institutions in receiving deposits, renewing time deposits, closing loans, servicing loans and receiving payments on loans and other obligations. A bank acting as agent for an affiliate shall not be considered a branch of the affiliate. Any agency relationship between affiliates must be on terms that are consistent with safe and sound banking practices. The authority for an agency relationship for receiving deposits includes the taking of deposits for an existing account but is not meant to include the opening or origination of new deposit accounts. Subject to certain conditions, insured saving associations which were affiliated with banks as of June 1, 1994, may act as agents for such banks. An affiliate bank or saving association may not conduct any activity as an agent which such institution is prohibited from conducting as principal.

    If an interstate bank decides to close a branch located in a low-or moderate-income area, it must comply with additional branch closing notice requirements. The appropriate regulatory agency is authorized to consult with community organizations to explore options to maintain banking services in the affected community where the branch is to be closed.

    The Caldera, Weggeland and Killea California Interstate Banking and Branching Act of 1995 (the "Caldera Act"), effective October 2, 1995, amended the California Financial Code to, among other matters, regulate the operations of state banks to eliminate conflicts with and to implement the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 discussed above. The Caldera Act includes

(1) an election to permit early interstate merger transactions; (2) a prohibition against interstate branching through the acquisition of a branch business unit located in California without acquisition of the whole business unit of the California bank; and (3) a prohibition against interstate branching through de novo establishment of California branch offices. The Caldera Act mandates that initial entry into California by an out-of-state institution be accomplished by acquisition of or merger with an existing whole bank which has been in existence for at least five years.

COMMUNITY REINVESTMENT ACT

    Banks are subject to the Community Reinvestment Act ("CRA") which was enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. New CRA regulations went into effect as of July 1, 1997. Under the former CRA regulations, compliance was evaluated by an assessment of the institution's methods for determining, and efforts to meet, the credit needs of such borrowers. This system was highly criticized by depository institutions and their trade groups as subjective, inconsistent and burdensome, and by consumer representatives for its alleged failure to aggressively penalize poor CRA performance by financial institutions. The revised CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

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

YEAR 2000 DATA PROCESSING ISSUES

    The Federal Financial Institution Examination Council ("FFIEC") has issued an interagency statement and a supplement thereto addressing the business risk related to the problem of computers which are not programmed to recognize the Year 2000. Many computer programs are programmed to determine the year based solely on the last two digits entered and recognize the digits "00" as the year 1900. These programs must be reprogrammed to recognize the year 2000 or they will not be able to function properly after December 31, 1999.

    The FFIEC has established guidelines for all banks to ensure that their systems recognize the Year 2000. The requirements include establishing, implementing and monitoring a Year 2000 plan; efforts to monitor the progress of vendors in changing systems used by banks; requiring bank management to provide status reports to its board of directors at least quarterly regarding the bank's internal corrective efforts; and monitoring the ability of the bank's vendors to provide Year 2000 compliant products and services. Federal banking agencies will be examining banks for Year 2000 compliance.

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

IMPACT OF MONETARY POLICIES

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on the Company cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's 1998 consolidated financial statements. The adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

ENVIRONMENTAL MATTERS

    The Company is not involved in any administrative or judicial proceedings pursuant to federal, state or local laws or regulations regarding the discharge of materials into the environment or whose purpose is to protect the environment.

EMPLOYEES

    At December 31, 1997, the Company employed one hundred twenty-nine (129) persons including forty-three (43) part-time employees, four (4) executive officers and thirty-three (33) other Vice Presidents and Assistant Vice Presidents. The Company's employees are not currently represented by a union or covered under a collective bargaining agreement. Management of the Bank believes that its employee relations are excellent.

ITEM 2.  PROPERTIES

    The Company's and the Bank's administrative offices are under lease through 1998. The Bank's branches and operations facilities are occupied under other leases which expire at various dates through 2002 and in most instances, include options to renew or extend at market rates and terms.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is a party to routine litigation which is incidental to its business. As of December 31, 1997, there are no pending legal proceedings to which the Company is a party which may have a materially adverse effect upon the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of the Company's common stock during the fourth quarter of 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    A. The Company's Common Stock trades on The NASDAQ Stock Market-SM- under the symbol CTBP. The Company's Common Stock began trading on the The NASDAQ Stock Market-SM- on February 19, 1997. Prior to that time, the Company's Common Stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

    The prices indicated below may not necessarily represent actual transactions.

                                                                   SALE PRICE OF THE
                                                                    COMPANY'S COMMON
                                                                         STOCK
                                                                  --------------------
QUARTER ENDED 1997                                                   BID        ASK
----------------------------------------------------------------  ---------  ---------
March 31........................................................  $   18.38  $   25.50
June 30.........................................................      21.25      25.00
September 30....................................................      23.50      34.00
December 31.....................................................      30.00      37.50

QUARTER ENDED 1996
----------------------------------------------------------------
March 31........................................................  $   13.00  $   15.00
June 30.........................................................      14.00      16.25
September 30....................................................      15.00      17.00
December 31.....................................................      19.00      20.00

    B. As of March 20, 1998, the approximate number of holders of the Company's Common Stock was 385. In addition, the approximate number of beneficial shareholders was 436.

    C. The Company paid a cash dividend of $0.14 per share in the first quarter of 1998 cash dividends of $0.115 per share in each quarter during 1997; and cash dividends of $0.10 per share in each quarter of 1996.

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

    The selected consolidated financial data presented below for, and as of the end of, each of the years in the five-year period ended December 31, 1997 is derived from the audited consolidated financial statements of the Company. The following data should be read in conjunction with the consolidated financial statements, related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                        DECEMBER 31,
                                                 ----------------------------------------------------------
                                                    1997        1996        1995        1994        1993
                                                 ----------  ----------  ----------  ----------  ----------
                                                    (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT SUMMARY:
Net interest income............................  $   15,052  $   13,435  $   12,366  $    9,936  $    8,953
Provision for credit losses....................         450         900         900         600         850
Noninterest income.............................       5,060       4,898       3,558       4,044       5,184
Noninterest expenses...........................      11,006      10,539       9,855       9,463       8,895
Income before income taxes.....................       8,656       6,894       5,169       3,917       4,392
Provision for income taxes.....................       3,501       2,766       2,020       1,479       1,731
Net income.....................................       5,155       4,128       3,149       2,438       2,661

PERIOD END:
Total loans, gross.............................     146,427  $  123,721  $  106,840  $   97,648  $   92,488
Assets.........................................     261,505     236,915     207,668     175,861     153,129
Deposits.......................................     201,197     185,467     164,046     152,130     135,573
Stockholders' equity...........................      27,764      23,193      20,984      17,710      16,280

AVERAGES FOR PERIOD:
Total loans, gross.............................     128,974  $  115,743  $   99,842  $   94,273  $   99,319
Earning assets.................................     226,650     199,588     167,089     144,093     138,945
Assets.........................................     247,378     217,735     184,977     161,686     155,490
Deposits.......................................     193,260     171,096     151,960     143,195     138,738
Stockholders' equity...........................      25,092      21,466      19,538      17,113      15,165

SELECTED RATIOS:
Net interest margin............................         6.6%        6.7%        7.4%        6.9%        6.4%
Efficiency ratio...............................        54.7%       57.5%       61.9%       67.7%       62.9%
Allowance for credit losses to total loans.....         2.5%        2.6%        2.3%        1.9%        1.9%
Return on average assets.......................         2.1%        1.9%        1.7%        1.5%        1.7%
Return on beginning stockholders' equity.......        22.2%       19.7%       17.8%       15.0%       19.3%
Dividend payout ratio..........................        19.7%       21.5%       26.0%       28.0%       12.9%

CAPITAL RATIOS:
Average equity to average assets...............        10.1%        9.9%       10.6%       10.6%        9.8%
Total risk-based capital ratio.................        16.7%       16.4%       16.9%       15.4%       16.1%
Tier 1 risk-based capital ratio................        15.4%       15.2%       15.7%       14.2%       14.9%
Tier 1 leverage ratio..........................        10.3%        9.8%       10.2%       10.9%       11.1%

PER SHARE DATA:
Diluted net income.............................  $     2.30  $     1.85  $     1.38  $     1.07  $     1.17
Book value.....................................  $    12.60  $    10.50  $     9.29  $     7.78  $     7.15
Cash dividends declared........................  $      .46  $      .40  $     0.36  $     0.30  $     0.15
Weighted average diluted common shares
  outstanding..................................   2,241,542   2,236,134   2,280,285   2,277,999   2,277,999

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following analysis is designed to enhance the reader's understanding of the Company's financial condition and the results of its operations as reported in the consolidated financial statements included in this Form. This discussion should be read in conjunction with those financial statements and the related notes. In addition to historical information, this discussion and analysis includes certain forward-looking statements regarding events and circumstances which may affect the Company's future results. Such forward-looking statements are subject to risks and uncertainties that could cause the Company's actual results to differ materially. These risks and uncertainties include, but are not limited to, those described in this discussion and analysis, as well as those described in Item 1 of this report.

    The Company wishes to caution readers not to place undue reliance on any forward-looking statements included herein, which speak only as of the date made. The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect unanticipated events and circumstances occurring after the date of such statements.

BUSINESS ORGANIZATION

    Coast Bancorp (the Company) is a California corporation organized in 1995 to act as the holding company for Coast Commercial Bank (the Bank), a California state chartered bank which opened in 1982 with headquarters in Santa Cruz and branch offices in Aptos, Santa Cruz, Scotts Valley and Watsonville. During 1995 the Company acquired through merger all of the outstanding common stock of the Bank. The merger was accounted for similar to a pooling of interests in that the historical cost basis of Coast Commercial Bank has been carried forward. The Company currently conducts no significant business activities other than its investment in the Bank. Consequently, substantially all of the Company's net income, assets and equity are derived from its investment in the Bank.

    The Bank engages in commercial and consumer banking, offering a range of traditional banking products and services to individuals, retailers, small and medium-sized businesses and professionals, primarily within the Santa Cruz County area.

OVERVIEW

    The Company earned net income of $5,155,000 for the year ended December 31, 1997, an increase of 25% from 1996 net income of $4,128,000. Net income reported for 1996 represented an increase of 31% from 1995 net income of $3,149,000. On a diluted per share basis, net income for 1997 was $2.30 compared with $1.85 and $1.38 for the preceding two years. The increase in net income in 1997 over 1996 was caused by the increases in net interest income and noninterest income exceeding the increase in noninterest expenses and a decrease in the provision for loan losses. The change in net income in 1996 over 1995 was due to increases in net interest income and noninterest income exceeding the increase in noninterest expenses.

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

    Table 1 sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the years ended December 31, 1997, 1996 and 1995.

                   TABLE 1 COMPONENTS OF NET INTEREST INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                ------------------------------------------------------------------------------------------
                                            1997                           1996                           1995
                                ----------------------------   ----------------------------   ----------------------------
                                AVERAGE              AVERAGE   AVERAGE              AVERAGE   AVERAGE              AVERAGE
                                BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE     BALANCE   INTEREST    RATE
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
                                                                  (DOLLARS IN THOUSANDS)
Assets:

Loans (1)(2)..................  $128,974  $14,383     11.2%    $115,746  $12,845     11.1%    $ 99,842  $11,804     11.8%

Securities:
  Taxable.....................    68,896    4,721      6.9%      61,929    4,235      6.8%      49,026    3,284      6.7%
  Nontaxable (3)..............     5,920      501      8.5%       6,025      509      8.4%       6,453      546      8.5%
Federal funds sold............    22,860    1,244      5.4%      15,888      832      5.2%      11,768      671      5.7%
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total earning assets..........   226,650   20,849      9.2%     199,588   18,421      9.2%     167,089   16,305      9.8%
Cash and due from banks.......    16,603                         13,993                         13,107
Allowance for credit losses...    (3,451)                        (2,882)                        (2,135)
Unearned income...............    (1,874)                        (1,663)                        (1,606)
Bank premises and equipment,
  net.........................     2,046                          2,200                          2,691
Other assets..................     7,404                          6,499                          5,831
                                --------                       --------                       --------
Total assets..................  $247,378                       $217,735                       $184,977
                                --------                       --------                       --------
                                --------                       --------                       --------

Interest-bearing liabilities:
Deposits:
  Demand......................  $ 76,638    1,613      2.1%    $ 72,035    1,388      1.9%    $ 74,907    1,577      2.1%
  Savings.....................    29,652      950      3.2%      27,342      819      3.0%      16,854      431      2.6%
  Time........................    30,814    1,609      5.2%      23,867    1,228      5.1%      19,019      962      5.1%
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total deposits................   137,104    4,172      3.0%     123,244    3,435      2.8%     110,780    2,970      2.7%
Borrowed funds................    26,881    1,455      5.4%      23,528    1,378      5.9%      11,537      783      6.8%
                                --------  --------   -------   --------  --------   -------   --------  --------   -------
Total interest-bearing
  liabilities.................   163,985    5,627      3.4%     146,772    4,813      3.3%     122,317    3,753      3.1%
Demand deposits...............    56,156                         47,852                         41,180
Other liabilities.............     2,145                          1,645                          1,942
Stockholders' equity..........    25,092                         21,466                         19,538
                                --------                       --------                       --------
Total liabilities and
  stockholders' equity........  $247,378                       $217,735                       $184,977
                                --------                       --------                       --------
                                --------                       --------                       --------
Net interest income and
  margin......................            $15,222      6.7%              $13,608      6.8%              $12,552      7.5%
                                          --------   -------             --------   -------             --------   -------
                                          --------   -------             --------   -------             --------   -------

------------------------

(1) Loan fees totaling $1,172,000, $974,000, and $991,000 are included in loan interest income for 1997, 1996 and 1995, respectively.

(2) Average nonaccrual loans totaling $229,000, $511,000, and $883,000 are included in average loans for 1997, 1996 and 1995, respectively.

(3) Tax exempt income includes $170,000, $173,000, and $186,000 in 1997, 1996 and 1995, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.

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

                          TABLE 2 RATE/VOLUME ANALYSIS

                                                1997 COMPARED TO 1996 INCREASE   1996 COMPARED TO 1995 INCREASE
                                                          (DECREASE)                       (DECREASE)
                                                       DUE TO CHANGE IN                 DUE TO CHANGE IN
                                                -------------------------------  -------------------------------
                                                                         NET                              NET
                                                 VOLUME      RATE      CHANGE     VOLUME      RATE      CHANGE
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                                     (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans.........................................  $   1,458  $     166  $   1,624  $   1,880  $    (839) $   1,041
Securities....................................        468          9        477        853         61        914
Federal funds sold............................        365         47        412        237        (76)       161
                                                ---------  ---------  ---------  ---------  ---------  ---------
Total interest income.........................      2,291        222      2,513      2,970       (854)     2,116
Interest bearing deposits:
Demand........................................        105        120        225        (60)      (129)      (189)
Savings.......................................         69         62        131        268        120        388
Time..........................................        356         31        387        245         21        266
                                                ---------  ---------  ---------  ---------  ---------  ---------
Interest expense on deposits..................        530        213        743        453         12        465
Interest expense on borrowings................        199       (121)        78        814       (219)       595
                                                ---------  ---------  ---------  ---------  ---------  ---------
Total interest expense........................        729         92        821      1,267       (207)     1,060
                                                ---------  ---------  ---------  ---------  ---------  ---------
Increase in net interest income...............  $   1,562  $     130  $   1,692  $   1,703  $    (647) $   1,056
                                                ---------  ---------  ---------  ---------  ---------  ---------
                                                ---------  ---------  ---------  ---------  ---------  ---------

    For 1997, net interest income, on a fully taxable-equivalent basis, was $15,222,000 or 6.7% of average earning assets, an increase of 12% over $13,608,000 or 6.8% of average earning assets in the comparable period in 1996. The increase in 1997 reflects higher levels of earning assets partially offset by higher rates paid on interest-bearing liabilities. Net interest income in 1996, on a fully taxable-equivalent basis, was $13,608,000 or 6.8% of average earning assets, an increase of 8% over $12,552,000 or 7.5% of average earning assets in the comparable period in 1995. The increase in 1996 reflects higher levels of earning assets partially offset by lower yields on loans and other earning assets and an increase in rates paid on interet bearing deposits corresponding generally with declining market rates since the beginning of 1995.

    Interest income, on a fully taxable-equivalent basis, was $20,849,000, $18,421,000, and $16,305,000 for 1997, 1996, and 1995, respectively. The increases in 1997 and 1996 resulted from the growth in average earning assets. Loan yields averaged 11.2% in 1997, 11.1% in 1996, and 11.8% in 1995 and generally reflect the increase in market rates from the cyclical lows in 1993 and the pull back of interest rates in 1995. Approximately 90% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.44%, 8.27%, and 8.83% in 1997, 1996, and 1995, respectively.
Average earning assets were $226,650,000 for 1997, an increase of 14% over $199,588,000 in 1996, which increased 19% over $167,089,000 in 1995. The growth in average earning assets resulted from increased levels of deposits and borrowings which were invested primarily in loans and securities.

    The increases in interest income during 1997 and 1996, on a fully taxable-equivalent basis, were partially offset by increases in interest expense. The increases were primarily due to increases in interest-bearing deposits and the yields paid on deposits in 1997 and borrowed funds in 1996. The average rate paid on interest bearing deposits was 3.0% in 1997, 2.8% in 1996, and 2.7% in 1995.

NONINTEREST INCOME

    Table 3 summarizes the sources of noninterest income for the periods indicated:

                           TABLE 3 NONINTEREST INCOME

                                                         YEARS ENDED DECEMBER 31,
                                                      -------------------------------
                                                        1997       1996       1995
                                                      ---------  ---------  ---------
                                                          (DOLLARS IN THOUSANDS)
Customer service fees...............................  $   1,998  $   1,808  $   1,527
Gain on sale of loans...............................      1,404      1,420        678
Loan servicing fees.................................      1,038        958        875
Gains (losses) from sale of securities..............        (10)       114        (48)
Gain on sale of other real estate owned.............     --             39         65
Other...............................................        630        559        461
                                                      ---------  ---------  ---------
    Total noninterest income........................  $   5,060  $   4,898  $   3,558
                                                      ---------  ---------  ---------
                                                      ---------  ---------  ---------

    The increase in customer service fees in 1997 corresponds with the growth in deposits and manangement's focus on enhanced recovery of services provided to customers. The enhanced recovery program included implementation of demand deposit account analysis, reductions in waived fees and generally making the fee structure competitive with other financial institutions. The 1996 increase in customer service fees relates primarily to higher merchant credit card processing fees. Gains on sale of loans increased as a result of increased SBA loan originations during 1997 and 1996. Loan servicing fees and other noninterest income increased consistent with loans serviced for others and the growth of deposits.

NONINTEREST EXPENSES

    The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 4 for the periods indicated.

                          TABLE 4 NONINTEREST EXPENSES

                                                                YEARS ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                                    1997                  1996                  1995
                                            --------------------  --------------------  --------------------
                                                                 (DOLLARS IN THOUSANDS)
Salaries and benefits.....................  $   5,692       2.51% $   5,249       2.63% $   5,009       3.00%
Equipment.................................      1,120        .50%     1,146        .57%     1,043       0.62%
Occupancy.................................        980        .43%       929        .47%       904       0.54%
Stationery and postage....................        362        .16%       382        .19%       278       0.17%
Insurance.................................        200        .09%       143        .07%       280       0.17%
Legal fees................................         84        .04%        93        .05%       200       0.12%
Other.....................................      2,568       1.13%     2,597       1.30%     2,141       1.28%
                                            ---------        ---  ---------        ---  ---------        ---
    Total noninterest expenses............  $  11,006       4.86% $  10,539       5.28% $   9,855       5.90%
                                            ---------        ---  ---------        ---  ---------        ---
                                            ---------        ---  ---------        ---  ---------        ---

    Total noninterest expenses increased $467,000 or 4% to $11,006,000 in 1997 over $10,539,000 in 1996, which increased $684,000 or 7% from $9,855,000 in
1995.

    The increase in 1997 primarily resulted from higher staff costs and increased insurance costs while the 1996 increase was primarily related to higher staff costs and increases in other noninterest expenses partially offset by reductions in FDIC insurance premiums. The FDIC reduced insurance premiums in 1996 as the Bank Insurance Fund reached full funding during 1995. In 1997 an additional premium of approximately 1.3 cents per $100 of deposits was levied against banks for the payment of certain debt issued by regulatory agencies during the 1980's savings and loan crises. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expenses as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1997 and 1996 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

    The Company's effective tax rate was 40.4% for 1997 compared to 40.1% for 1996 and 39.1% for 1995. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

    Total assets increased to $261.5 million at December 31, 1997, a 10% increase from the end of 1996. Total assets increased to $236.9 million in 1996, a 14% increase from the $207.7 million a year earlier. Based on average balances, 1997 average total assets of $247.4 million represent an increase of 14% over 1996 average total assets of $217.7 million which represent an increase of 18% over 1995.

EARNING ASSETS

    LOANS

    Total gross loans at December 31, 1997 were $146.4 million, a 18% increase from $123.7 million at December 31, 1996 which was a 16% increase from $106.8 million at December 31, 1995.

    Table 5 summarizes the composition of the loan portfolio at December 31, for the past five years.

                             TABLE 5 LOANS BY TYPE

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural......  $  42,838  $  35,633  $  34,263  $  32,294  $  36,047
Real estate mortgage........................     76,101     65,208     50,580     41,200     33,221
Real estate construction....................     21,376     15,112     14,008     15,717     15,559
Installment and other.......................      6,112      7,768      7,989      8,437      7,661
                                              ---------  ---------  ---------  ---------  ---------
    Total loans, gross......................  $ 146,427  $ 123,721  $ 106,840  $  97,648  $  92,488
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------

    Average loans in 1997 were $128,974,000 representing an increase of $13,231,000 or 11% over 1996 and in 1996 were $115,743,000 representing an increase of $15,901,000, or 16% over 1995. The 1997 and 1996 increases reflect growth in average real estate loans which in the opinion of management is due to improved local economic conditions.

    Commercial loans were $42,838,000 at the end of 1997 compared to $35,633,000 and $34,263,000 at the end of 1996 and 1995, respecitvely. The Bank makes commercial loans primarily to serve the short- to medium-term credit demands of small-to-medium sized businesses and professionals located in Santa Cruz County for lines of credit, single payment and term debt obligations. Typically, loans are collateralized by the working capital, inventory, receivables, or equipment being financed or other assets available to the borrower. The Bank's commercial loan portfolio is diversified as to industries and types of businesses with no material industry concentrations and a profile which the Company believes generally reflects the economy of Santa Cruz County. Risks include those outlined in the Risk Elements section below.

    Real estate mortgage loans were $76,101,000 at December 31, 1997 compared to $65,208,000 and $50,580,000 at the end of 1996 and 1995, respectively. The increases of $10,893,000 in 1996 and $14,628,000 in 1995 resulted from the retained portion of SBA loans and additional loan demand for nonresidential real estate financing in the Bank's market area. Extensions of credit are based on an analysis of the borrower's ability to generate debt service, obtain other financing or sell the property.

Advances on nonresidential properties are limited in general to approximately 70% of the lower of cost or appraised value.

    The Bank's real estate construction loan portfolio was $21,376,000 at December 31, 1997, compared to $15,112,000 and $14,008,000 at the end of 1996 and 1995, respectively. Construction loans represented 15% of total loans at December 31, 1997 compared to 12% and 13% in 1996 and 1995. The Bank finances the construction of commercial and residential properties. These loans are at variable rates, generally have maturities of less than 12 months, and are secured by first deeds of trust on the underlying properties. Repayment is expected from the borrower's ability to obtain take-out financing or sell the property. Advances on residential and commercial projects are limited in general to the lower of approximately 80% and 70%, respectively, of cost or appraised value of the collateral.

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

    Installment loans were $6,112,000 compared to $7,768,000 and $7,989,000 at the end of 1997, 1996, and 1995, respectively. The installment loan portfolio finances customers' household, family and other personal expenditures on both a secured and unsecured basis. Risks include those outlined in the Risk Elements section below.

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

NONACCRUAL LOANS, LOANS PAST DUE AND OREO

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At December 31, 1997 nonaccrual loans totaled $266,000 or .2% of total loans compared to $159,000 or .1% at December 31, 1996 and $824,000 or .8% at December 31, 1995. If the nonaccrual loans at December 31, 1997 had not been on nonaccrual, $24,000 of interest income would have been realized in 1997. The Company realized $18,000 on these nonaccrual loans in 1997.

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

                          TABLE 6 NONPERFORMING ASSETS

                                                                         DECEMBER 31,
                                                     -----------------------------------------------------
                                                       1997       1996       1995       1994       1993
                                                     ---------  ---------  ---------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Nonperforming Assets:
  Loans Past Due 90 Days or More...................  $  --      $      50  $       3  $  --      $     871
  Nonaccrual Loans.................................        266        159        824        848      1,427
                                                     ---------  ---------  ---------  ---------  ---------
Total Nonperforming Loans..........................        266        209        827        848      2,298
OREO...............................................        112        551        830      1,419        364
                                                     ---------  ---------  ---------  ---------  ---------
Total Nonperforming Assets.........................  $     378  $     760  $   1,657  $   2,267  $   2,662
                                                     ---------  ---------  ---------  ---------  ---------
                                                     ---------  ---------  ---------  ---------  ---------
Nonperforming Loans as a Percent of Total Loans....      0.18%      0.17%      0.77%      0.87%      2.48%
OREO as a Percent of Total Assets..................      0.04%      0.23%      0.40%      0.81%      0.24%
Nonperforming Assets as a Percent of Total
  Assets...........................................      0.14%      0.32%      0.80%      1.29%      1.74%
Allowance for Loan Losses..........................  $   3,609  $   3,158  $   2,478  $   1,859  $   1,723
  As a Percent of Total Loans......................      2.46%      2.55%      2.32%      1.90%      1.86%
  As a Percent of Nonaccrual Loans.................      1357%      1986%       301%       219%       121%
  As a Percent of Nonperforming Loans..............      1357%      1511%       300%       219%        75%

    There were no loans at December 31, 1997 where management had serious doubts about the borrower's ability to comply with loan repayment terms and which may result in disclosure as a nonaccrual, past due or restructured loan, except as disclosed in Table 6.

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

    The Bank had no impaired loans at December 31, 1997 and 1996. The recorded investment in impaired loans at December 31, 1995 was comprised of one loan of $343,000, which had a related allowance of $69,000. Such allowance is included in the allowance for credit losses. The average recorded investment in impaired loans was zero, $273,000 and $369,000 in 1997, 1996 and 1995, respectively. No interest income was recognized on such loans during the period of impairment.

    The allowance for credit losses totaled $3,609,000 or 2.5% of total loans as of December 31, 1997 compared to $3,158,000 or 2.6% as of December 31, 1996, and $2,478,000 or 2.3% as of December 31, 1995. It is the policy of management to maintain the allowance for possible credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty.

Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 7.

                      TABLE 7 ALLOWANCE FOR CREDIT LOSSES

                                                                  DECEMBER 31,
                                              -----------------------------------------------------
                                                1997       1996       1995       1994       1993
                                              ---------  ---------  ---------  ---------  ---------
                                                             (DOLLARS IN THOUSANDS)
Total Loans Outstanding.....................  $ 146,427  $ 123,721  $ 106,840  $  97,648  $  92,488
Average Total Loans.........................    128,974    115,743     99,842     94,273     99,319
Allowance for Credit Losses:
Balance, January 1..........................  $   3,158  $   2,478  $   1,859  $   1,723  $   1,572
Charge-offs by Loan Category:
  Commercial................................        108        256        293        304        295
  Installment and other.....................         57         96        108         32         73
  Real Estate construction..................     --         --         --            120        400
  Real Estate-term..........................     --         --         --             30     --
                                              ---------  ---------  ---------  ---------  ---------
Total Charge-Offs...........................        165        352        401        486        768
Recoveries by Loan Category:
  Commercial................................        107         78         79         17         67
  Installment and other.....................         53          9         25          3          2
  Real Estate construction..................          6         45         16     --         --
  Real Estate-term..........................     --         --         --              2     --
                                              ---------  ---------  ---------  ---------  ---------
    Total Recoveries........................        166        132        120         22         69
Net Charge-Offs (Recoveries)................         (1)       220        281        464        699
Provision Charged to Expense................        450        900        900        600        850
                                              ---------  ---------  ---------  ---------  ---------
Balance, December 31........................  $   3,609  $   3,158  $   2,478  $   1,859  $   1,723
                                              ---------  ---------  ---------  ---------  ---------
                                              ---------  ---------  ---------  ---------  ---------
Ratios:
  Net Charge-offs to Average Loans..........       0.0%      0.19%      0.28%      0.49%      0.70%
  Reserve to Total Loans....................      2.46%      2.55%      2.32%      1.90%      1.86%

    The allowance for credit losses is allocated based upon management's review of credit quality and is presented in Table 8. This allocation should not be interpreted as an indication of expected amounts or categories where losses will occur.

             TABLE 8 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                                     DECEMBER 31,
                     ------------------------------------------------------------------------------------------------------------
                             1997                  1996                  1995                  1994                  1993
                     --------------------  --------------------  --------------------  --------------------  --------------------
                                 PERCENT               PERCENT               PERCENT               PERCENT               PERCENT
                                OF TOTAL              OF TOTAL              OF TOTAL              OF TOTAL              OF TOTAL
                      AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS     AMOUNT      LOANS
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                (DOLLARS IN THOUSANDS)
Commercial.........  $   1,538      29.3%  $   1,658      28.8%  $   1,338      32.1%  $   1,051      33.1%  $   1,328      39.0%
Real estate........      1,793      66.5%      1,154      64.9%        991      60.4%        705      58.3%        378      52.7%
Installment and
  other............        278       4.2%        346       6.3%        149       7.5%        103       8.6%         17       8.3%
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                     $   3,609     100.0%  $   3,158     100.0%  $   2,478     100.0%  $   1,859     100.0%  $   1,723     100.0%
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                     ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

    The allocation for real estate includes real estate construction and real estate term loans. Management has historically not allocated the allowance for credit losses separately for real estate construction and real estate term loans.

OTHER INTEREST EARNING ASSETS

    The average balance of securities and federal funds sold totaled $97,676,000 in 1997, an increase of $13,902,000 from $83,774,000 in 1996. The average balance of securities and federal funds sold increased $16,527,000 to $83,774,000 in 1996. The 1997 and 1996 increases resulted from deploying additional liquidity in the securities portfolio. Sources of the additional liquidity were borrowed funds and the excess of the increase in average deposits over the increase in average loans. Management uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

    Deposits represent the Bank's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. The Bank has never used brokered deposits. Table 9 presents the composition of deposits for the five years ended December 31, 1997.

                        TABLE 9 COMPOSITION OF DEPOSITS

                                                                DECEMBER 31,
                                            -----------------------------------------------------
                                              1997       1996       1995       1994       1993
                                            ---------  ---------  ---------  ---------  ---------
                                                           (DOLLARS IN THOUSANDS)
Demand, non-interest......................  $  66,812  $  56,699  $  49,575  $  43,112  $  31,278
Demand, interest..........................     76,123     69,305     74,944     77,380     70,060
Savings...................................     23,942     32,296     17,385     17,254     16,637
Time......................................     34,320     27,167     22,142     14,384     17,598
                                            ---------  ---------  ---------  ---------  ---------
Total.....................................  $ 201,197  $ 185,467  $ 164,046  $ 152,130  $ 135,573
                                            ---------  ---------  ---------  ---------  ---------
                                            ---------  ---------  ---------  ---------  ---------

    Deposits increased $15,730,000 or 8% to $201,197,000 as of December 31, 1997 and $21,421,000 or 13% to $185,467,000 as of December 31, 1996 over 1996 and
1995, respectively. Average total deposits in 1997 of $193,260,000 showed an increase of $22,168,000 or 13% over the same period in 1996 and in 1996 of $171,092,000 showed an increase of $19,132,000 or 13% over 1995. During 1997, average interest-bearing deposits increased $13,860,000 and average non-interest bearing deposits increased $8,304,000 over 1996.

    Another source of funding for the Company is borrowed funds. Typically, these funds result from the use of agreements to sell securities with repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days. The average balance of borrowed funds was and $26,881,000 and $23,528,000 during 1997 and 1996, respectively. The increase in average borrowed funds reflects management's intent to increase earning assets, prudently leverage capital and minimize the Company's interest rate risk. The weighted average interest rate for 1997 was 5.4% and for 1996 was 5.9%. The maximum amount of borrowings at any month-end during 1997 was $28,879,000. The weighted average interest rate on borrowed funds outstanding at December 31, 1997 and 1996 was 5.7% and 5.4%, respectively.

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

    The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of December 31, 1997, this ratio was 18.9%. Other key liquidity ratios are the ratios of gross loans to deposits and federal funds sold to deposits, which were 72.8% and 7.5%, respectively, as of December 31, 1997.

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

    One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 10 presents the gap analyses for the Company at December 31, 1997. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

                       TABLE 10 INTEREST RATE SENSITIVITY

                                                       NEXT DAY    OVER THREE
                                                      AND WITHIN   MONTHS AND    OVER ONE
                                                         THREE     WITHIN ONE   AND WITHIN    OVER FIVE
                                         IMMEDIATELY    MONTHS        YEAR      FIVE YEARS      YEARS       TOTAL
                                         -----------  -----------  -----------  -----------  -----------  ---------
                                                                   (DOLLARS IN THOUSANDS)
As of December 31, 1997
Rate Sensitive Assets:
  Federal Funds Sold...................   $  15,000    $  --        $  --        $  --        $  --       $  15,000
Investment Securities:
  Treasury and Agency Obligations......      --           --            2,700        5,436                    8,136
  Mortgage-Backed Securities...........      --            2,515        6,939       25,685       28,761      63,900
  Municipal Securities.................      --              110          914        1,833        4,225       7,082
  Other................................      --           --           --           --            1,348       1,348
                                         -----------  -----------  -----------  -----------  -----------  ---------
Total Investment Securities............      --            2,625       10,553       32,954       34,334      80,466
Loans Excluding Nonaccrual Loans.......     131,884          476        2,505        5,997        5,299     146,161
                                         -----------  -----------  -----------  -----------  -----------  ---------
Total Rate Sensitive Assets............   $ 146,884    $   3,101    $  13,058    $  38,951    $  39,633   $ 241,627
                                         -----------  -----------  -----------  -----------  -----------  ---------
                                         -----------  -----------  -----------  -----------  -----------  ---------
Rate Sensitive Liabilities:
  Deposits:
    Demand and Savings.................   $ 100,065    $  --        $  --        $  --        $  --       $ 100,065
    Time...............................      --           18,843       12,773        2,704       --          34,320
                                         -----------  -----------  -----------  -----------  -----------  ---------
Total Interest-bearing Deposits........     100,065       18,843       12,773        2,704       --         134,385
Other Borrowings.......................      --           30,070       --           --           --          30,070
                                         -----------  -----------  -----------  -----------  -----------  ---------
  Total Rate Sensitive Liabilities.....   $ 100,065    $  48,913    $  12,773    $   2,704    $  --       $ 164,455
                                         -----------  -----------  -----------  -----------  -----------  ---------
                                         -----------  -----------  -----------  -----------  -----------  ---------
Gap....................................   $  46,819    $ (45,812)   $     285    $  36,247    $  39,633   $  77,172
Cumulative Gap.........................   $  46,819    $   1,007    $   1,292    $  37,539    $  77,172

    The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a positive cumulative gap in all time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates tend to result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

    Table 11 presents the contractual maturity distribution of investment securities and the weighted average yields for each range of maturities. Yields are presented on an actual basis.

                   TABLE 11 INVESTMENT MATURITY DISTRIBUTION
                               DECEMBER 31, 1997

                                                          WEIGHTED                    WEIGHTED                    WEIGHTED
                               CARRYING      1 YEAR        AVERAGE      1 YEAR TO      AVERAGE     5 YEARS TO      AVERAGE
                                 VALUE       OR LESS        YIELD        5 YEARS        YIELD       10 YEARS        YIELD
                              -----------  -----------  -------------  -----------  -------------  -----------  -------------

U.S. Treasury and Agency
  Obligations...............   $   8,136                                    6,931          6.58%    $   1,205          7.10%
Mortgage Backed
  Securities................      63,900                                      632          6.73%        1,197          7.29%
Obligations of State and
  Municipal Obligations.....       7,082    $     335          6.66%        1,443          6.67%        3,094          5.02%
Federal Home Loan Bank
  Stock.....................       1,348
                              -----------       -----                  -----------                 -----------
                               $  80,466    $     335                   $   9,006                   $   5,496
                              -----------       -----                  -----------                 -----------
                              -----------       -----                  -----------                 -----------

                                             WEIGHTED
                               MORE THAN      AVERAGE
                               10 YEARS        YIELD
                              -----------  -------------
U.S. Treasury and Agency
  Obligations...............
Mortgage Backed
  Securities................   $  62,071          7.29%
Obligations of State and
  Municipal Obligations.....       2,210          5.28%
Federal Home Loan Bank
  Stock.....................       1,348
                              -----------
                               $  65,629
                              -----------
                              -----------

    Table 12 presents the time remaining until maturity for certificates of deposits in denominations of $100,000 or more as of December 31, 1997.

                        TABLE 12 CERTIFICATES OF DEPOSIT
                       DENOMINATIONS OF $100,000 OR MORE
                                 (IN THOUSANDS)

                                                                             DECEMBER 31, 1997
                                                                             -----------------
Time remaining until maturity:
Less than 3 months.........................................................      $  11,614
3 months to 6 months.......................................................          4,084
6 months to 12 months......................................................          2,441
More than 12 months........................................................            133
                                                                                   -------
    Total..................................................................      $  18,272
                                                                                   -------
                                                                                   -------

    Loan maturities for commercial and real estate construction loans at December 31, 1997, are presented in Table 13.

                            TABLE 13 LOAN MATURITIES

                                                      AFTER ONE
                                                     BUT WITHIN     AFTER
                                        WITHIN ONE      FIVE        FIVE
                                           YEAR         YEARS       YEARS      TOTAL
                                        -----------  -----------  ---------  ---------
                                                    (DOLLARS IN THOUSANDS)
Commercial............................   $  26,397    $  10,029   $   6,412  $  42,838
Real estate construction..............      21,376       --          --         21,376
                                        -----------  -----------  ---------  ---------
    Total.............................   $  47,773    $  10,029   $   6,412  $  64,214
                                        -----------  -----------  ---------  ---------
                                        -----------  -----------  ---------  ---------

    Commercial loans at December 31, 1997 maturing after one year are comprised of fixed rate and variable rate loans as shown below:

                                                    AFTER ONE     AFTER
                                                   BUT WITHIN     FIVE
                                                   FIVE YEARS     YEARS      TOTAL
                                                   -----------  ---------  ---------
                                                        (DOLLARS IN THOUSANDS)
Fixed rate.......................................   $     122   $  --      $     122
Variable rate....................................       9,907       6,412     16,319
                                                   -----------  ---------  ---------
                                                    $  10,029   $   6,412  $  16,441
                                                   -----------  ---------  ---------
                                                   -----------  ---------  ---------

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. Stockholders' equity was $27,764,000 at December 31, 1997, an increase of $4,571,000, or 19.7% from the $23,193,000 balance at December 31, 1996. This increase was due to 1997 earnings of $5,155,000, offset by cash dividends of $1,017,000, an increase in the net after-tax unrealized gain on securities available-for-sale of $563,000, and the repurchase of common stock of $130,000. The Company does not have any material commitments for capital expenditures as of December 31, 1997.

    The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance stockholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which grows commensurate with earnings growth.

    During 1995, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 68,340 of the outstanding shares, or approximately 3%, in order to enhance long term stockholder value. The 1995 repurchase program was completed during 1996 with 68,340 shares purchased for a total purchase price of $952,000. In January 1997, the Company's directors approved a plan to repurchase up to 3% of outstanding shares, or 66,290 shares, from time to time in open market transactions. As of December 31, 1997, 6,000 shares had been acquired for a total purchase price of $130,000.

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

    The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of December 31, 1997, 1996 and 1995. Capital ratios for the Company are set forth in Table 14:

                            TABLE 14 CAPITAL RATIOS

                                                                             DECEMBER 31,
                                                                    -------------------------------
                                                                      1996       1995       1994
                                                                    ---------  ---------  ---------
Total risk-based capital ratio....................................       16.7%      16.4%      16.9%
Tier 1 risk-based capital ratio...................................       15.4%      15.2%      15.7%
Tier 1 leverage ratio.............................................       10.3%       9.8%      10.2%

    Capital ratios for the Bank at December 31, 1997 and 1996 were 15.1% and 15.0% total risk-based capital ratio, 13.9% and 13.8% Tier 1 risk-based capital ratio and 9.3% and 8.7% Tier 1 leverage ratio. Prior to July 25, 1995, the Bank's ratios are the same as the Company's ratios.

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

YEAR 2000

    The approach of the year 2000 presents significant issues for many financial, information and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of the entity and integrity of information processing, causing safety, operational and financial issues.

    The Company has adopted a plan to address the year 2000 issues. Actions include a process of inventory, analysis, modification, testing and certification, and implementation. Reviews of the Company's information systems and information provided by the Company's primary vendors, large customers and suppliers has not identified any year 2000 compliance issues which appear to be unresolvable by December 31, 1999. In the event of year 2000 failure or erroneous results, the Company could be adversely impacted in a number of ways. Internal operations problems and problems resulting from primary vendors and suppliers inability to perform could cause increased costs in determining correct results and lost customers resulting in a loss of revenue. Large customers negativley effected by year 2000 problems could lead to deposit outflows or increased risk of collecting loans.

    The Company continues to evaluate its information systems to identify systems which may not be compliant with the year 2000 and plan for appropriate modifications. In addition to modifying existing systems, the Company may also replace certain equipment and software to ensure year 2000 compliance. Amounts expensed in 1997 were not significant to the Company's financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management does not believe the amounts expensed over the next two years will have a material effect on the Company's financial position or results of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under Item 7 of this Report under the Caption "Interest Rate Sensitivity" is incorporated herein by reference.

    The Bank's profitability is dependent to a large extent upon its net interest income, which is the difference between its interest income on earning assets, such as loans and securities, and its interest expense on interest-bearing liabilities, such as deposits and borrowings. The Bank, like other financial institutions, is subject to interest rate risk to the degree that its interest-earning assets reprice differently than its interest-bearing liabilities. The Bank manages its mix of assets and liabilities with the goals of limiting its exposure to interest rate risk, ensuring adequate liquidity, and coordinating its sources and uses of funds. Specific strategies have included increasing the volume of fixed rate securities funded in part by borrowings such as repurchase agreements.

    The Bank seeks to control its interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. The Bank has adopted formal policies and practices monitor and manage interest rate risk exposure. As part of this effort, the Bank uses the market value of portfolio equity (MVPE) methodology to gauge interest rate risk exposure.

    Generally, MVPE is the discounted present value of the difference between incoming cash flows on interest-earning assets and other assets and outgoing cash flows on interest-bearing liabilities and other liabilities. The application of the methodology attempts to quantify interest rate risk as the change in MVPE which would result from a theoretical 200 basis point (1 basis point equals .01%) change in market interest rates. Both 200 basis point increases and decreases in market rates are considered.

    The following table, as of December 31, 1997, is an analysis of the Bank's interest rate risk as measured by changes in MVPE for instantaneous and sustained parallel shifts of 200 basis points in market interest rates.

                            ESTIMATED CHANGE IN MVPE

BASIS POINT (BP)
CHANGE IN RATES                                                             AMOUNT          %
-----------------------------------------------------------------------  -------------  ---------
+200...................................................................  $   1,972,000        5.4
   0...................................................................       --                0
-200...................................................................  $  (5,306,000)     (14.6)

    The above table illustrates, for example, that an instantaneous 200 basis point decrease in market interest rates at December 31, 1997 would reduce the Bank's MVPE by approximately $5.3 million at that date.

    Management believes the MVPE methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows; weighting each by its appropriate discount factor. Second, because the MVPE method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

    However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MVPE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of he simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MVPE methodology may not reflect the full impact of annual and life time restrictions on changes in rates for certain assets, such as adjustable-rate mortgages. When interests rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on variable or adjustable-rate loan customers' ability to service their debt. All of these factors are to be considered in monitoring the Bank's exposure to interest rate risk.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Audited consolidated financial statements of the Company as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 appear on pages 29 thru 46.

                                 COAST BANCORP

                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1997            1996
                                                                                   --------------  --------------
                                                     ASSETS
Cash and due from banks..........................................................  $   15,853,000  $   22,492,000
Federal funds sold...............................................................      15,000,000      15,500,000
                                                                                   --------------  --------------
    Total cash and equivalents...................................................      30,853,000      37,992,000
Securities:
  Available-for-sale, at fair value..............................................      80,466,000      65,486,000
  Held-to-maturity, at amortized cost (fair value--1996 $6,021,000)..............        --             5,914,000
Loans:
  Commercial.....................................................................      42,838,000      35,633,000
  Real estate-term...............................................................      76,101,000      65,208,000
  Real estate-construction.......................................................      21,376,000      15,112,000
  Installment and other..........................................................       6,112,000       7,768,000
                                                                                   --------------  --------------
    Total loans..................................................................     146,427,000     123,721,000
  Unearned income................................................................      (2,349,000)     (1,742,000)
  Allowance for credit losses....................................................      (3,609,000)     (3,158,000)
                                                                                   --------------  --------------
Net loans........................................................................     140,469,000     118,821,000
Bank premises and equipment--net.................................................       2,045,000       2,131,000
Other real estate owned..........................................................         112,000         551,000
Accrued interest receivable and other assets.....................................       7,560,000       6,020,000
                                                                                   --------------  --------------
      TOTAL ASSETS...............................................................  $  261,505,000  $  236,915,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand.....................................................  $   66,812,000  $   56,699,000
  Interest-bearing demand........................................................      76,123,000      69,305,000
  Savings........................................................................      23,942,000      32,296,000
  Time...........................................................................      34,320,000      27,167,000
                                                                                   --------------  --------------
    Total deposits...............................................................     201,197,000     185,467,000
Other borrowings.................................................................      30,070,000      24,608,000
Accrued expenses and other liabilities...........................................       2,474,000       3,647,000
                                                                                   --------------  --------------
      Total liabilities..........................................................     233,741,000     213,722,000

STOCKHOLDERS' EQUITY:
Preferred stock--no par value; 10,000,000 shares authorized; no shares issued....        --              --
Common stock--no par value; 20,000,000 shares authorized; shares outstanding:
  2,203,659 in 1997 and 2,209,659 in 1996........................................      11,011,000      11,041,000
Net unrealized gain on securities available-for-sale.............................         693,000         130,000
Retained earnings................................................................      16,060,000      12,022,000
                                                                                   --------------  --------------
  Total stockholders' equity.....................................................      27,764,000      23,193,000
                                                                                   --------------  --------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.................................  $  261,505,000  $  236,915,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                         CONSOLIDATED INCOME STATEMENTS

                                                    YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------
                                              1997            1996            1995
                                          -------------   -------------   -------------
Interest income:
  Loans, including fees.................  $  14,383,000   $  12,845,000   $  11,804,000
Securities:
  Taxable...............................      4,721,000       4,235,000       3,284,000
  Nontaxable............................        331,000         336,000         360,000
Federal funds sold......................      1,244,000         832,000         671,000
                                          -------------   -------------   -------------
Total interest income...................     20,679,000      18,248,000      16,119,000
Interest expense:
  Deposits..............................      4,172,000       3,435,000       2,970,000
  Other borrowings......................      1,455,000       1,378,000         783,000
                                          -------------   -------------   -------------
Total interest expense..................      5,627,000       4,813,000       3,753,000
                                          -------------   -------------   -------------
Net interest income.....................     15,052,000      13,435,000      12,366,000
Provision for credit losses.............        450,000         900,000         900,000
                                          -------------   -------------   -------------
Net interest income after provision for
  credit losses.........................     14,602,000      12,535,000      11,466,000
Noninterest income:
  Customer service fees.................      1,998,000       1,808,000       1,527,000
  Gain from sale of loans...............      1,404,000       1,420,000         678,000
  Loan servicing fees...................      1,038,000         958,000         875,000
  Gains (losses) from sales of
    securities..........................        (10,000)        114,000         (48,000)
  Gain on sale of other real estate
    owned...............................       --                39,000          65,000
  Other.................................        630,000         559,000         461,000
                                          -------------   -------------   -------------
Total noninterest income................      5,060,000       4,898,000       3,558,000
Noninterest expenses:
  Salaries and benefits.................      5,692,000       5,249,000       5,009,000
  Equipment.............................      1,120,000       1,146,000       1,043,000
  Occupancy.............................        980,000         929,000         904,000
  Stationery and postage................        362,000         382,000         278,000
  Insurance.............................        200,000         143,000         280,000
  Legal fees............................         84,000          93,000         200,000
  Other.................................      2,568,000       2,597,000       2,141,000
                                          -------------   -------------   -------------
Total noninterest expenses..............     11,006,000      10,539,000       9,855,000
                                          -------------   -------------   -------------
Income before income taxes..............      8,656,000       6,894,000       5,169,000
Provision for income taxes..............      3,501,000       2,766,000       2,020,000
                                          -------------   -------------   -------------
Net income..............................  $   5,155,000   $   4,128,000   $   3,149,000
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
Earnings per share:
Basic...................................  $        2.34   $        1.86   $        1.38
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------
Diluted.................................  $        2.30   $        1.85   $        1.38
                                          -------------   -------------   -------------
                                          -------------   -------------   -------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                       NET
                                                                   INDEBTEDNESS     UNREALIZED
                                                                   OF EMPLOYEE    GAIN (LOSS) ON
                                               COMMON STOCK           STOCK         SECURITIES                      TOTAL
                                          -----------------------   OWNERSHIP       AVAILABLE-      RETAINED    STOCKHOLDERS'
                                            SHARES      AMOUNT         PLAN          FOR-SALE       EARNINGS       EQUITY
                                          ----------  -----------  ------------   --------------   -----------  -------------
Balances, January 1, 1995...............   2,277,999  $11,383,000   $(191,000)      $(544,000)     $ 7,062,000  $ 17,710,000
Cash dividends paid.....................                                                              (820,000)     (820,000)
Repayment of employee stock ownership
  plan loan.............................                              191,000                                        191,000
Net increase in value of available-
  for-sale securities, net of tax of
  $724,000..............................                                            1,016,000                      1,016,000
Repurchase of common stock..............     (20,100)    (101,000)                                    (161,000)     (262,000)
Net income..............................                                                             3,149,000     3,149,000
                                          ----------  -----------  ------------   --------------   -----------  -------------
Balances, December 31, 1995.............   2,257,899   11,282,000      --             472,000        9,230,000    20,984,000
Cash dividends paid.....................                                                              (887,000)     (887,000)
Net decrease in value of available-
  for-sale securities, net of tax of
  $243,000..............................                                             (342,000)                      (342,000)
Repurchase of common stock..............     (48,240)    (241,000)                                    (449,000)     (690,000)
Net income..............................                                                             4,128,000     4,128,000
                                          ----------  -----------  ------------   --------------   -----------  -------------
Balances, December 31, 1996.............   2,209,659   11,041,000      --             130,000       12,022,000    23,193,000
Cash dividends paid.....................                                                            (1,017,000)   (1,017,000)
Net increase in value of available-
  for-sale securites, net of tax of
  $400,000..............................                                              563,000                        563,000
Repurchase of common stock..............      (6,000)     (30,000)                                    (100,000)     (130,000)
Net income..............................                                                             5,155,000     5,155,000
                                          ----------  -----------  ------------   --------------   -----------  -------------
Balances December 31, 1997..............   2,203,659  $11,011,000   $  --           $ 693,000      $16,060,000  $ 27,764,000
                                          ----------  -----------  ------------   --------------   -----------  -------------
                                          ----------  -----------  ------------   --------------   -----------  -------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1997            1996            1995
                                                                   --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $    5,155,000  $    4,128,000  $    3,149,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses....................................         450,000         900,000         900,000
  Depreciation and amortization..................................         (39,000)        (83,000)       (101,000)
  Gain on sale of bank premises and equipment....................        --               (53,000)        (78,000)
  (Gains) losses on securities transactions......................         (10,000)       (114,000)         48,000
  Deferred income taxes..........................................        (257,000)       (785,000)       (601,000)
  Proceeds from loan sales.......................................      48,255,000      38,497,000      20,835,000
  Origination of loans held for sale.............................     (52,827,000)    (41,925,000)    (24,283,000)
  Accrued interest receivable and other assets...................      (1,040,000)       (236,000)        363,000
  Accrued expenses and other liabilities.........................      (1,173,000)      1,009,000         808,000
  Increase in unearned income....................................       1,783,000       1,131,000         875,000
  Other--net.....................................................        (205,000)       --               178,000
                                                                   --------------  --------------  --------------
Net cash provided by operations..................................          92,000       2,469,000       2,093,000
                                                                   --------------  --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale.............       5,552,000      13,572,000       4,665,000
Proceeds from maturities of securities...........................      15,291,000      17,047,000       9,723,000
Purchases of securities available-for-sale.......................     (29,236,000)    (31,733,000)    (42,140,000)
Net increase in loans............................................     (18,133,000)    (14,259,000)     (6,025,000)
Purchases of bank premises and equipment.........................        (750,000)       (430,000)       (418,000)
Proceeds from disposals of bank premises and equipment...........        --                14,000          26,000
Proceeds from sales of other real estate owned...................        --               904,000         475,000
                                                                   --------------  --------------  --------------
Net cash used in investing activities............................     (27,276,000)    (14,885,000)    (33,694,000)
                                                                   --------------  --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.........................................      15,730,000      21,421,000      11,916,000
Net proceeds from other borrowings...............................       5,462,000       4,608,000      16,000,000
Payment of cash dividends........................................      (1,017,000)       (887,000)       (820,000)
Repurchase of common stock.......................................        (130,000)       (690,000)       (262,000)
                                                                   --------------  --------------  --------------
Net cash provided by financing activities........................      20,045,000      24,452,000      26,834,000
                                                                   --------------  --------------  --------------
Net increase (decrease) in cash and equivalents..................      (7,139,000)     12,036,000      (4,767,000)
Cash and equivalents, beginning of year..........................      37,992,000      25,956,000      30,723,000
                                                                   --------------  --------------  --------------
Cash and equivalents, end of year................................  $   30,853,000  $   37,992,000  $   25,956,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION--CASH PAID DURING THE YEAR
  FOR:
Interest.........................................................  $    5,362,000  $    5,683,000  $    3,351,000
Income taxes.....................................................       3,675,000       3,867,000       2,393,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned.............................  $           --  $      586,000  $           --

                 See notes to consolidated financial statements

                                 COAST BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--In May 1995, the stockholders of Coast Commercial Bank (the
Bank) approved a plan which provided for the formation of Coast Bancorp (a bank holding company) (the Company) and the conversion of each share of outstanding Bank common stock into one share of Company common stock. Effective July 25, 1995 the Company issued 2,277,999 shares of its common stock for all the outstanding shares of the Bank through a merger which has been accounted for similar to a pooling of interests in that the historical cost basis of the Bank has been carried forward. As a result of the merger, the Bank became a wholly-owned subsidiary of the Company.

    NATURE OF OPERATIONS--The Company and its subsidiary, Coast Commercial Bank, operate 5 branches in Santa Cruz County, California. The Company's primary source of revenue is loans to customers, who are predominately small and middle-market businesses, professionals and middle-income individuals.

    BASIS OF PRESENTATION--The accounting and reporting policies of the Company and the Bank conform to generally accepted accounting principles and to prevailing practices within the banking industry. The methods of applying those principles which materially affect the consolidated financial statements are summarized below. In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities, as of the dates of the balance sheets, and revenues and expenses for the periods indicated. The allowance for credit losses is a material estimate. Actual results could differ from those estimates.

    CONSOLIDATION--The consolidated financial statements include the accounts of the Company and the Bank. All material intercompany accounts and transactions have been eliminated.

    CASH AND CASH EQUIVALENTS--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

    SECURITIES--At the time of purchase, investments in debt and equity securities are classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities are classified as available-for-sale, which are carried at market value with a corresponding recognition of the unrealized holding gain or loss, net of income taxes, as a net amount in a separate component of stockholders' equity until realized.

    Amortization of premiums and accretion of discounts arising at acquisition of securities are included in income using methods that approximate the interest method. Market values are based on quoted market prices or dealer quotes. Gains or losses on the sale of securities are computed using the specific identification method.

    LOANS--Loans are stated at principal amount outstanding. Loans held for sale are carried at the lower of cost or market. Interest on loans is credited to income as earned.

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on nonaccrual loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

    The Bank measures impaired loans based upon the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, an impairment may be

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) measured based on a loan's observable market price or the fair value of the collateral if the loan is collateral dependent. A loan is impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

    ALLOWANCE FOR CREDIT LOSSES--The allowance for credit losses is established through a provision charged to expense. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. The allowance is an amount that management believes will be adequate to absorb losses inherent in existing loans and commitments to extend credit, based on evaluations of collectibility and prior loan loss experience. The evaluations take into consideration factors such as changes in the composition of the portfolio, overall portfolio quality, loan concentrations, specific problem loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay.

    In evaluating the probability of collection, management is required to make estimates and assumptions that affect the reported amounts of loans, allowance for credit losses and the provision for credit losses charged to operations. Actual results could differ significantly from those estimates.

    BANK PREMISES AND EQUIPMENT--Bank premises and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are computed on a straight-line basis over the estimated useful lives of three to twenty years. The Company evaluates the recoverability of long-lived assets on an ongoing basis.

    OTHER REAL ESTATE OWNED--Other real estate owned consists of property acquired as a result of a foreclosure proceeding or through receipt of a deed-in-lieu of foreclosure. Other real estate owned is carried at the lower of cost or fair value less estimated costs to sell. Any excess of the loan balance over the fair value when the property is acquired is charged to the allowance for credit losses. Subsequent declines in fair value, if any, and disposition gains and losses are included in noninterest income and noninterest expenses.

    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS--Accrued interest receivable and other assets includes the cash surrender value of single premium insurance policies of $2,459,000 and $2,350,000 at December 31, 1997 and 1996,
respectively.

    ACCOUNTING FOR FINANCIAL ASSETS AND LIABILITIES--In June, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company adopted the applicable provisions of SFAS No. 125 effective January 1, 1997. The adoption of SFAS No. 125 did not have a significant impact on the financial condition and results of operations of the Company. The Company believes the effect of adoption of SFAS No. 127 will not have a significant effect on the financial condition and results of operations of the Company.

    INCOME TAXES--Income taxes are provided at current rates. Deferred income taxes are reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees."

    NET INCOME PER SHARE--During the fourths quarter of 1997 the Company adopted SFAS No. 128, "Earnings Per Share" and, retroactively, restated the net income per share for 1996 and 1995. SFAS No. 128 requires presentation of basic and diluted net income per share. Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net incme per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted net income per share are as follows:

                                                                                  YEARS ENDED DECEMBER 31,
                                                                             ----------------------------------
                                                                                1997        1996        1995
                                                                             ----------  ----------  ----------
Basic......................................................................   2,205,799   2,218,437   2,277,567
Dilutive effect of stock options, using the treasury stock method..........      35,743      17,697       2,718
                                                                             ----------  ----------  ----------
Diluted....................................................................   2,241,542   2,236,134   2,280,285
                                                                             ----------  ----------  ----------
                                                                             ----------  ----------  ----------

    RECLASSIFICATIONS--Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to the 1997 presentation. These reclassifications had no impact on stockholders' equity or net income.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes annual and interim reporting standards for an enterprise's business segments and related disclosures about its products, services, geographic areas, and major customers. Both statements are effective for the Company's 1998 consolidated financial statements. The adoption of these statements will not have a significant impact on the Company's financial position or results of operations.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

2. RESTRICTED CASH BALANCES

    The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. At December 31, 1997 the Company maintained reserves of $5,748,000 in the form of vault cash and balances at the Federal Reserve which satisfied the regulatory requirements.

3. SECURITIES

    The amortized cost and estimated fair values of securities at December 31, are as follows:

                                                                            GROSS         GROSS
                                                            AMORTIZED     UNREALIZED   UNREALIZED     ESTIMATED
                                                              COST           GAIN         LOSS       FAIR VALUE
                                                          -------------  ------------  -----------  -------------
DECEMBER 31, 1997
Available-for-sale:
  U.S. Treasury and agency securities...................  $   8,098,000  $     38,000  $   --       $   8,136,000
  Mortgage-backed securities............................     62,918,000     1,026,000      (44,000)    63,900,000
  State and municipal obligations.......................  $   6,916,000  $    166,000               $   7,082,000
Other...................................................      1,348,000       --           --           1,348,000
                                                          -------------  ------------  -----------  -------------
Total...................................................  $  79,280,000  $  1,230,000  $   (44,000) $  80,466,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------
DECEMBER 31, 1996
Available-for-sale:
  U.S. Treasury and agency securities...................  $   5,960,000  $     12,000  $    (9,000) $   5,963,000
  Mortgage-backed securities............................     58,028,000       467,000     (247,000)    58,248,000
  Other.................................................      1,275,000       --           --           1,275,000
                                                          -------------  ------------  -----------  -------------
Total...................................................  $  65,263,000  $    479,000  $  (256,000) $  65,486,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------
Held-to-maturity--State and municipal Obligations.......  $   5,914,000  $    128,000  $   (21,000) $   6,021,000
                                                          -------------  ------------  -----------  -------------
                                                          -------------  ------------  -----------  -------------

    The amortized cost and estimated fair value of debt securities at December 31, 1997, by contractual maturity, are presented below. Mortgate-backed securities generally have stated maturities from 5 to 30 years, but are subject to substantial prepayments which effectively accelerate maturities.

                                                                                          AVAILABLE-FOR-SALE
                                                                                     ----------------------------
                                                                                       AMORTIZED      ESTIMATED
                                                                                         COST        FAIR VALUE
                                                                                     -------------  -------------
DECEMBER 31, 1997
U.S. Treasury and agency and state and municipal securities:
Due within one year................................................................  $     330,000  $     335,000
Due after 1 year through 5 years...................................................      8,284,000      8,374,000
Due after 5 years through 10 years.................................................      4,212,000      4,299,000
Due after 10 years.................................................................      2,188,000      2,210,000
                                                                                     -------------  -------------
                                                                                        15,014,000     15,218,000
Mortgage-backed securities.........................................................     62,918,000     63,900,000
                                                                                     -------------  -------------
Total..............................................................................  $  77,932,000  $  79,118,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3. SECURITIES (CONTINUED)
    Gross realized gains and gross realized losses from sales of securities available-for-sale were $43,000 and $53,000 in 1997, respectively, $283,000 and $169,000 in 1996, respectively, and $10,000 and $58,000 in 1995, respectively.

    Effective December 31, 1997, state and municipal obligations with an amortized cost of $5,744,000 and an unrealized gain of $166,000 were reclassified from held-to-maturity to available-for-sale consistent with the Company's decision to include all state and municipal obligations in its interest rate risk management activities.

    At December 31, 1997, investment securities with a carrying value of $48,876,000 were pledged to collateralize public deposits and for other purposes as required by law or contract.

4. ALLOWANCE FOR CREDIT LOSSES

    Changes in the allowance for credit losses are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Balance, beginning of period........................  $  3,158,000  $  2,478,000  $  1,859,000
Provision charged to expense........................       450,000       900,000       900,000
Loans charged off...................................      (165,000)     (352,000)     (401,000)
Recoveries..........................................       166,000       132,000       120,000
                                                      ------------  ------------  ------------
Balance, end of period..............................  $  3,609,000  $  3,158,000  $  2,478,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Nonaccrual loans were $266,000, $159,000 and $824,000 at December 31, 1997,
1996, and 1995, respectively.

    There were no impaired loans at December 31, 1997 and 1996. The recorded investment in impaired loans at December 31, 1995 was comprised of one loan of $343,000, which had a related allowance of $69,000. Such allowance is a portion of the allowance for credit losses. The average recorded investment in impaired loans was $273,000 and $369,000 for 1996 and 1995, respectively. No interest income was recognized during the period of impairment.

    Sales of SBA loans totaled $13,431,000, $15,472,000 and $6,915,000 in 1997,
1996 and 1995, respectively. SBA loans serviced for other investors were $82,169,000 and $79,585,000 at December 31, 1997 and 1996, respectively. Sales of residential mortgage loans totaled $34,824,000, $23,025,000, and $13,920,000 in 1997, 1996, and 1995, respectively. Residential mortgage loans serviced for other investors were $45,912,000 and $43,038,000 at December 31, 1997 and 1996, respectively.

    At December 31, 1997, SBA loans held for sale were $9,895,000 (1996, $5,389,000). Mortgage loans held by the Company pending completion of their sale to the FHLMC or other investors were $2,470,000 and $2,405,000 at December 31, 1997 and 1996, respectively. The Company does not anticipate any loss on the sale of these loans. Loans held for or pending completion of sale are included in loans in the consolidated balance sheets and are carried at cost, which is lower than market value.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

5. BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31 are comprised of the following:

                                                                      1997           1996
                                                                  -------------  -------------
Buildings and leasehold improvements............................  $   2,328,000  $   2,328,000
Furniture and equipment.........................................      5,445,000      4,717,000
                                                                  -------------  -------------
Total...........................................................      7,773,000      7,045,000
Accumulated depreciation and amortization.......................     (5,728,000)    (4,914,000)
                                                                  -------------  -------------
Bank premises and equipment--net................................  $   2,045,000  $   2,131,000
                                                                  -------------  -------------
                                                                  -------------  -------------

    Certain of the Company's premises are leased under various noncancelable operating leases expiring in 2002 which have, in certain instances, renewal options. Future minimum lease payments are as follows:

1998....................................  $     645,000
1999....................................        525,000
2000....................................        424,000
2001....................................        251,000
2002....................................         76,000
                                          -------------
Total...................................  $   1,921,000
                                          -------------
                                          -------------

    Rent expense under operating leases was $652,000, $637,000 and $602,000 in 1997, 1996 and 1995, respectively.

6. INCOME TAXES

    The provision for income taxes consists of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1997          1996          1995
                                                      ------------  ------------  ------------
Current:
  Federal...........................................  $  2,832,000  $  2,609,000  $  1,895,000
  State.............................................       926,000       942,000       726,000
                                                      ------------  ------------  ------------
    Total current...................................     3,758,000     3,551,000     2,621,000
Deferred:
  Federal...........................................      (228,000)     (601,000)     (471,000)
  State.............................................       (29,000)     (184,000)     (130,000)
                                                      ------------  ------------  ------------
    Total deferred..................................      (257,000)     (785,000)     (601,000)
                                                      ------------  ------------  ------------
    Total...........................................  $  3,501,000  $  2,766,000  $  2,020,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

    The effective tax rate differs from the federal statutory rate as follows:

                                                                         1997       1996       1995
                                                                       ---------  ---------  ---------
Statutory federal income tax rate....................................       35.0%      35.0%      35.0%
State income taxes, net of federal tax effect........................        6.8        7.2        7.6
Tax exempt income....................................................       (1.2)      (1.5)      (2.2)
Other--net...........................................................       (0.2)      (0.6)      (1.3)
                                                                             ---        ---        ---
    Total............................................................       40.4%      40.1%      39.1%
                                                                             ---        ---        ---
                                                                             ---        ---        ---

    The Company's net deferred tax assets at December 31, are comprised of the following:

                                                                        1997          1996
                                                                    ------------  ------------
Deferred tax assets:
Provision for credit losses.......................................  $  1,405,000  $  1,056,000
Accelerated depreciation..........................................       427,000       450,000
Deferred compensation.............................................       398,000       102,000
Unrealized gains on loans held for sale...........................       197,000       --
State income tax..................................................       183,000       314,000
Provision for other real estate owned.............................        29,000       107,000
Other.............................................................        34,000        60,000
                                                                    ------------  ------------
    Total deferred tax assets.....................................     2,673,000     2,189,000
Deferred tax liabilities:
  Unrealized gains on securities available-for sale...............      (493,000)      (93,000)
  Real estate investment..........................................      (228,000)      --
                                                                    ------------  ------------
    Total deferred tax liabilities................................       721,000       (93,000)
                                                                    ------------  ------------
    Net deferred tax assets.......................................  $  1,952,000  $  2,096,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    There was no valuation allowance at December 31, 1997 and 1996.

7. DEPOSITS

    The aggregate amount of time deposits each with a minimum denomination of $100,000 or more was $18,172,000 and $12,547,000 at December 31, 1997 and 1996,
respectively. At December 31, 1997, the scheduled maturities of time deposits are as follows:

1998....................................  $  32,772,000
1999....................................      1,548,000
                                          -------------
                                          $  34,320,000
                                          -------------
                                          -------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

8. OTHER BORROWINGS

    Other borrowings consist primarily of securities sold under agreements to repurchase. Information concerning securities sold under agreements to repurchase is summarized as follows:

                                               1997             1996
                                          --------------   --------------
Average balance during the year.........  $   25,716,000   $   23,528,000
Average interest rate during the year...            5.4%             5.9%
Maximum month-end balance during the
  year..................................  $   28,879,000   $   24,707,000
Average rate at December 31.............            5.7%             5.4%

    Mortgage-backed securities were delivered to the broker-dealers who arranged the transactions to secure the agreements (See Note 3). The agreements at December 31, 1997 mature within three months.

9. COMMITMENTS AND CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the consolidated financial sstatements. The Company does not anticipate losses as a result of these commitments. Undisbursed loan commitments totaled $59,088,000 and standby letters of credit were $4,631,000 at December 31, 1997. The Company's exposure to credit lsoss is limited to amounts funded or drawn.

    Loss commitments are typically contingent upon the borrower meeting certain financial and other covenants and such commitments typically have fixed expiration dates and require payment of a fee. As many of these commitments are expected to expire without being drawn upon, the total commitments do not necessarily represent future cash requirements. The Company evaluates each potential borrower and the necessary collateral on an individual basis. Collateral varies, but may include real property, bank deposits or business or personal assets.

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

10. LOAN CONCENTRATIONS

    The Bank's customers are primarily located in Santa Cruz, Monterey and San Benito counties, an area on the California coast south of San Francisco. Commercial loans represent 29% of total loans at December 31, 1997, with no particular industry representing a significant portion. Approximately 15% of the Company's loans at December 31, 1997 are for real estate construction including single family residential and commercial properties. Other real estate secured loans, primarily for commercial properties, represent another 52% of loans at December 31, 1997. Installment and other loans, primarily automobile and mobile home loans, represent the remainder of loans. Many of the Company's customers are employed by or are otherwise dependent on the high technology, tourism, agriculture and real estate development industries and, accordingly, the ability of any of the Company's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

10. LOAN CONCENTRATIONS (CONTINUED)
bank deposits or business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for other loans.

11. RELATED PARTY LOANS

    The Bank may make loans to directors and their associates subject to approval by the Board of Directors. These transactions are at terms and rates comparable to those granted to other customers of the Company. Loans to related parties were $95,000 and $144,000 at December 31, 1997 and 1996, respectively.

12. REGULATORY MATTERS

    The Company and Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1997 and 1996, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

12. REGULATORY MATTERS (CONTINUED)
    The Company's and Bank's actual capital amounts and ratios are as follows:

                                                                                    TO BE CATEGORIZED
                                                                                         AS WELL
                                                                  MINIMUM FOR       CAPITALIZED UNDER
                                                                CAPITAL ADEQUACY    PROMPT CORRECTIVE
                                                ACTUAL             PURPOSES:        ACTION PROVISIONS:
                                          ------------------   ------------------   ------------------
                                            AMOUNT     RATIO     AMOUNT     RATIO     AMOUNT     RATIO
                                          -----------  -----   -----------  -----   -----------  -----
THE COMPANY:
As of December 31, 1997:
Total Capital (to Risk Weighted
 Assets)................................  $28,883,000  16.7%   $13,859,000   8.0%           N/A   N/A
Tier I Capital (to Risk Weighted
 Assets)................................  $26,700,000  15.4%   $ 6,929,000   4.0%           N/A   N/A
Tier I Capital (to Average Assets)......  $26,700,000  10.3%   $10,357,000   4.0%           N/A   N/A

As of December 31, 1996:
Total Capital (to Risk Weighted
 Assets)................................  $24,944,000  16.4%   $12,144,000   8.0%           N/A   N/A
Tier I Capital (to Risk Weighted
 Assets)................................  $23,031,000  15.2%   $ 6,072,000   4.0%           N/A   N/A
Tier I Capital (to Average Assets)......  $23,031,000   9.8%   $ 9,415,000   4.0%           N/A   N/A

THE BANK:
As of December 31, 1997:
Total Capital (to Risk Weighted
 Assets)................................  $26,217,000  15.1%   $13,858,000   8.0%   $17,323,000  10.0%
Tier I Capital (to Risk Weighted
 Assets)................................  $24,034,000  13.9%   $ 6,929,000   4.0%   $10,394,000   6.0%
Tier I Capital (to Average Assets)......  $24,034,000   9.3%   $10,357,000   4.0%   $12,946,000   5.0%

As of December 31, 1996:
Total Capital (to Risk Weighted
 Assets)................................  $22,232,000  15.0%   $11,826,000   8.0%   $14,783,000  10.0%
Tier I Capital (to Risk Weighted
 Assets)................................  $20,368,000  13.8%   $ 5,913,000   4.0%   $ 8,870,000   6.0%
Tier I Capital (to Average Assets)......  $20,368,000   8.7%   $ 9,415,000   4.0%   $11,768,000   5.0%

13. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Company is not obligated to, but may contribute to the plan. In 1997, the Company matched each employee's contribution up to $500, aggregating $42,000 ($42,000 in 1996 and 1995). Participants may elect several investment options, including investment in the Company's common stock.

    Substantially all employees with at least 1,000 hours of service are covered by a discretionary employee stock ownership plan (ESOP). The ESOP borrowed $698,000 during 1991 and 1992 to purchase 82,985 shares of the Company's common stock at fair market value from certain directors. During 1995 the loan was fully repaid. The loan had been recorded as a liability of the Company with a corresponding reduction to stockholders' equity. The ESOP serviced the loan with contributions from the Company and with proceeds from sale of stock to 401(k) plan participants. The Company's contribution to the ESOP was $120,000 in 1997, 1996 and 1995.

    The Bank has an unfunded salary continuation plan for two officers which provides for retirement benefits upon reaching age 65. The Bank accrues such post-retirement benefits over the vesting period of ten years. In the event of a change in control of the Company, the officers' benefits will fully vest. The Bank accrued $72,000, $120,000 and $146,000 in 1997, 1996, and 1995,
respectively. The liability under the salary continuation plan was $414,000 and $342,000 at December 31, 1997 and 1996, respectively. The discount rate used to measure the liability was 6.95% at December 31, 1997 and 1996.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Bank has a deferred compensation plan whereby certain directors defer their fees until age 65 or 70. Amounts deferred accrue interest at a rate determined annually by the Board of Directors (7.7% and 6.6% for 1997 and 1996, respectively). Accumulated benefits are paid over 8 to 13 years. Total deferred director fees at December 31, 1997 and 1996 were $448,000 and $341,000, respectively.

    Under the 1995 stock option plan (Plan) the Company may grant options to purchase up to 400,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant. Employee options generally expire 5 to 10 years from the date of grant and vest over a 5-year period. Under the Plan non-employee directors of the Company are automatically granted options to purchase 2,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the Plan to non-employee directors are exercisable after 6 months and expire from 5 years from the date of grant. The maximum number of shares which may be issued to an individual non-employee director under the Plan is 10,000.

    Option activity under the plan is as follows:

                                                                                       WEIGHTED
                                                                                        AVERAGE
                                                                          NUMBER OF    EXERCISE
                                                                           SHARES        PRICE
                                                                         -----------  -----------
Outstanding, January 1, 1995...........................................      --        $  --
Granted (weighted average fair value of $8.56).........................      14,000        10.25
                                                                         -----------  -----------
Outstanding, December 31, 1995 (14,000 exercisable at a weighted
  average price of $10.25).............................................      14,000        10.25
Granted (weighted average fair value of $5.29).........................      64,000        14.25
                                                                         -----------  -----------
Outstanding, December 31, 1996 (28,000 exercisable at a weighted
  average price of $12.19).............................................      78,000        13.53
Granted (weighted average fair value of $14.94)........................      44,000        23.83
                                                                         -----------  -----------
Outstanding, December 31, 1997.........................................     122,000    $   17.24
                                                                         -----------  -----------
                                                                         -----------  -----------

    Additional information regarding options outstanding as of December 31, 1997 is as follows:

                                  OPTIONS OUTSTANDING
                -------------------------------------------------------       OPTIONS EXERCISABLE
   RANGE OF                     WEIGHTED AVERAGE                         ------------------------------
   EXERCISE       NUMBER      REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
    PRICES      OUTSTANDING        LIFE (YRS)          EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
--------------  -----------  -----------------------  -----------------  -----------  -----------------
    $10.25          14,000               3.1              $   10.25          14,000       $   10.25
     14.25          64,000               7.3                  14.25          24,000           14.25
     22.38          14,000               4.2                  22.38          14,000       $   22.38
     24.50          30,000               9.21                 24.50          --              --
                -----------                                              -----------
                   122,000                                $   17.24          52,000       $   15.36
                -----------                                              -----------
                -----------                                              -----------

    At December 31, 1997, 278,000 shares were available for future grants under the option plan.

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 101 months in 1997, 102 months in 1996 and 60 months in 1995 following grant; stock volatility, 50% in 1997, 1996 and 1995; risk free interest rates, 6.55% in 1997, 6.25% in 1996 and 7.34% in 1995; and 24% dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the 1995, 1996 and 1997 awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                                                      YEARS ENDED DECEMBER 31,
                                                              ----------------------------------------
                                                                  1997          1996          1995
                                                              ------------  ------------  ------------
Proforma net income.........................................  $  4,978,000  $  4,026,000  $  3,105,000
Proforma net income per share:
  Basic.....................................................  $       2.26  $       1.80  $       1.36
  Diluted...................................................  $       2.22  $       1.77  $       1.36

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

    The following table presents the carrying amount and estimated fair value of certain assets and liabilities held by the Company at December 31, 1997 and 1996. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, and demand and savings deposits. See Note 3 for a summary of the estimated fair value of securities.

                                                                         1997                        1996
                                                              --------------------------  --------------------------
                                                                CARRYING     ESTIMATED      CARRYING     ESTIMATED
                                                                 AMOUNT      FAIR VALUE      AMOUNT      FAIR VALUE
                                                              ------------  ------------  ------------  ------------
Loans, net..................................................  $140,469,000  $140,038,000  $118,821,000  $118,323,000
Time deposits...............................................  $ 34,320,000  $ 34,319,000  $ 27,167,000  $ 27,172,000
Other borrowings............................................  $ 30,070,000  $ 30,070,000  $ 24,608,000  $ 24,608,000

    The following methods and assumptions were used by the Company in computing the estimated fair values in the above table:

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

14. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    LOANS, NET--The fair value of variable rate loans is the carrying value as these loans are regularly adjusted to market rates. The fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The fair value calculations are adjusted by the allowance for loan losses.

    TIME DEPOSITS--The fair value of fixed rate time deposits was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

    OTHER BORROWINGS--The fair value of fixed rate other borrowings was estimated by discounting the cash flows using rates currently offered for these types of borrowings of similar remaining maturities.

    UNUSED COMMITMENTS TO EXTEND CREDIT--The fair value of letters of credit and standby letters of credit is not significant.

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    As described in Note 1 to the consolidated financial statements, the merger of Coast Commercial Bank with the Company became effective July 25, 1995. The condensed financial statements of Coast Bancorp (parent company only) follow:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1997           1996
                                                                                     -------------  -------------
CONDENSED BALANCE SHEET
Cash...............................................................................  $   2,643,000  $   2,830,000
Investment in Coast Commercial Bank................................................     25,103,000     20,380,000
Other assets.......................................................................         42,000         28,000
                                                                                     -------------  -------------
    Total..........................................................................  $  27,788,000  $  23,238,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

Liabilities........................................................................  $      24,000  $      45,000
Stockholders' equity...............................................................     27,764,000     23,193,000
                                                                                     -------------  -------------
    Total..........................................................................  $  27,788,000  $  23,238,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                                                YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------
                                                                           1997           1996           1995
                                                                       -------------  -------------  -------------
CONDENSED INCOME STATEMENT
Interest income......................................................  $      85,000  $      88,000  $      39,000
General and administrative expenses..................................       (154,000)      (150,000)       (53,000)
                                                                       -------------  -------------  -------------
Loss before equity in net income of Coast Commercial Bank............        (69,000)       (62,000)       (14,000)
Equity in net income of Coast Commercial Bank:
  Dividends received.................................................      1,048,000      1,116,000      4,000,000
  Equity in net income greater (less) than dividends received........      4,155,000      3,058,000       (842,000)
Income tax benefit...................................................         21,000         16,000          5,000
                                                                       -------------  -------------  -------------
Net income...........................................................  $   5,155,000  $   4,128,000  $   3,149,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income...........................................................  $   5,155,000  $   4,128,000  $   3,149,000
Reconciliation of net income to net cash provided by operations:
  Equity in net income greater (less) than dividends received........     (4,155,000)    (3,058,000)       842,000
  Other assets and liabilities.......................................        (40,000)        30,000        (12,000)
                                                                       -------------  -------------  -------------
Net cash provided by operating activities............................        960,000      1,100,000      3,979,000
Cash flows from financing activities:................................
Cash dividends paid..................................................     (1,017,000)      (887,000)      (410,000)
Repurchase of common stock...........................................       (130,000)      (690,000)      (262,000)
                                                                       -------------  -------------  -------------
Net cash used in financing activities................................     (1,147,000)    (1,577,000)      (672,000)
                                                                       -------------  -------------  -------------
Net increase (decrease) in cash......................................       (187,000)      (477,000)     3,307,000
Cash, beginning of period............................................      2,830,000      3,307,000       --
                                                                       -------------  -------------  -------------
Cash, end of period..................................................  $   2,643,000  $   2,830,000  $   3,307,000
                                                                       -------------  -------------  -------------
                                                                       -------------  -------------  -------------

    A principal source of cash for the Company is dividends from its subsidiary Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during such period, subject to capital adequacy requirements. At December 31, 1997, the Company has approximately $6,197,000 available for payment of dividends which would not require the prior approval of the banking regulators under this limitation.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Coast Bancorp:

    We have audited the accompanying consolidated balance sheets of Coast Bancorp and its subsidiary as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coast Bancorp and its subsidiary at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in confomity with generally accepted accounting principles.

                                          Deloitte & Touche LLP

San Jose, California
January 21, 1998

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    For information concerning directors and executive officers of the Company, see "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive proxy statement for the Company's 1997 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement), which is incorporated herein by reference.

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

    (a) 3.

    Exhibits are listed in the Index to Exhibits beginning on page 49 of this report.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

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

       *     Coast Bancorp 1995 Amended and Restated Stock Option Plan.

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

       *     Deferred Compensation Agreement with Ronald M. Israel Dated November 2, 1992.

       *     Deferred Compensation Agreement with Malcolm D. Moore Dated November 2, 1992.

       *     Deferred Compensation Agreement with Gus J.F. Norton Dated November 2, 1992.

       *     Deferred Compensation Agreement with James C. Thompson Dated November 2, 1992.

      23.2   Consent of Deloitte & Touche LLP

      27     Financial Data Schedule

------------------------

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COAST BANCORP
                                DATE: MARCH 25, 1998

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

    /s/ DOUGLAS D. AUSTIN
------------------------------  Director                      March 25, 1998
      Douglas D. Austin

    /s/ JOHN C. BURROUGHS
------------------------------  Director                      March 25, 1998
      John C. Burroughs

                                Senior Vice President and
     /s/ BRUCE H. KENDALL         Chief Financial Officer
------------------------------    (Principal Financial and    March 25, 1998
       Bruce H. Kendall           Accounting Officer)

     /s/ MALCOLM D. MOORE
------------------------------  Director                      March 25, 1998
       Malcolm D. Moore

   /s/ HARVEY J. NICKLESON
------------------------------  President, Chief Executive    March 25, 1998
     Harvey J. Nickleson          Officer and Director

     /s/ GUS J.F. NORTON
------------------------------  Director                      March 25, 1998
       Gus J.F. Norton

    /s/ JAMES C. THOMPSON
------------------------------  Chairman of the Board of      March 25, 1998
      James C. Thompson           Directors