Form 10-Q
period 1998-03-31
COAST BANCORP
filed 1998-05-12
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1998
                               ------------------------------------------------

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

     No. of shares of Common Stock outstanding on March 31, 1998: 2,189,259
                                                                      ---------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998
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

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS



                                                    MARCH 31,        DECEMBER 31,
                                                      1998              1997
                                                   ------------     ------------
ASSETS                                             (unaudited)
Cash and due from banks                            $ 17,486,000     $ 15,853,000
Federal funds sold                                   15,000,000       15,000,000
                                                   ------------     ------------
Total cash and equivalents                           32,486,000       30,853,000
Securities available-for-sale, at fair value         89,681,000       80,466,000


Loans:
  Commercial                                         42,242,000       42,838,000
  Real estate - construction                         20,576,000       21,376,000
  Real estate - term                                 82,453,000       76,101,000
  Installment and other                               5,254,000        6,112,000
                                                   ------------     ------------
Total loans                                         150,525,000      146,427,000
  Unearned income                                    (2,632,000)      (2,349,000)
  Allowance for credit losses                        (3,660,000)      (3,609,000)
                                                   ------------     ------------
Net loans                                           144,233,000      140,469,000
Bank premises and equipment, net                      2,060,000        2,045,000
Other real estate owned                                 302,000          112,000
Accrued interest receivable and other assets          8,787,000        7,560,000
                                                   ------------     ------------
TOTAL ASSETS                                       $277,549,000     $261,505,000
                                                   ------------     ------------
                                                   ------------     ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Non-interest bearing demand                      $ 61,030,000     $ 66,812,000
  Interest-bearing demand                            78,808,000       76,123,000
  Savings                                            26,266,000       23,942,000
  Time                                               54,773,000       34,320,000
                                                   ------------     ------------
Total deposits                                      220,877,000      201,197,000
Other borrowings                                     25,027,000       30,070,000
Accrued expenses and other liabilities                3,429,000        2,474,000
                                                   ------------     ------------
Total liabilities                                   249,333,000      233,741,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
  10,000,000 shares authorized; no shares issued             -                -
Common stock - no par value; 20,000,000 shares
  authorized; shares outstanding: 2,189,259
  in 1998 and 2,209,659 in 1997                      10,964,000       11,011,000
Retained earnings                                    16,722,000       16,060,000
Net unrealized gain on securities
  available-for-sale                                    530,000          693,000
                                                   ------------     ------------
Total stockholders' equity                           28,216,000       27,764,000
                                                   ------------     ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $277,549,000     $261,505,000
                                                   ------------     ------------
                                                   ------------     ------------


         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)



                                                  THREE MONTHS ENDED MARCH 31,
                                                  ----------------------------
                                                       1998           1997
                                                   ------------    -----------
Interest Income:
  Loans, including fees                            $ 4,147,000     $ 3,347,000
  Federal funds sold                                   100,000         305,000
  Securities:
    Taxable                                          1,225,000       1,085,000
    Nontaxable                                         145,000          83,000
                                                   -----------     -----------
Total interest income                                5,617,000       4,820,000
Interest expense:
    Deposits                                         1,135,000         946,000
    Other borrowings                                   415,000         331,000
                                                   -----------     -----------
Total interest expense                               1,550,000       1,277,000
                                                   -----------     -----------
Net interest income                                  4,067,000       3,543,000
Provision for credit losses                             75,000         225,000
                                                   -----------     -----------
Net interest income after provision for credit
  losses                                             3,992,000       3,318,000
Noninterest income:
    Customer service fees                              495,000         478,000
    Gain on sale of loans                              668,000         420,000
    Gain on sale of OREO                                 6,000             -
    Loan servicing fees                                246,000         257,000
    Losses on sales of securities                      (15,000)            -
    Other                                              167,000         165,000
                                                   -----------     -----------
Total noninterest income                             1,567,000       1,320,000
Noninterest expenses:
    Salaries and benefits                            1,540,000       1,424,000
    Equipment                                          285,000         262,000
    Occupancy                                          271,000         238,000
    Stationery and postage                              97,000         104,000
    Insurance                                           59,000          49,000
    Legal fees                                          19,000          21,000
    Other                                              646,000         568,000
                                                   -----------     -----------
Total non-interest expenses                          2,917,000       2,666,000
                                                   -----------     -----------
Income before income taxes                           2,642,000       1,972,000
Provision for income taxes                           1,086,000         806,000
                                                   -----------     -----------
Net income                                         $ 1,556,000     $ 1,166,000
                                                   -----------     -----------
                                                   -----------     -----------

Earnings per share:
Basic                                              $       .71     $       .53
Diluted                                            $       .69     $       .52


           See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                   THREE MONTHS ENDED MARCH 31,
                                                  -------------------------------
                                                       1998             1997
                                                  -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                         $  1,556,000      $  1,166,000

Adjustments to reconcile net income to net cash
provided by
   operating activiities:
   Provision for credit losses                           75,000           225,000
   Depreciation and amortization                         35,000            41,000
   Losses (gains) on securities transactions             15,000               --
   Deferred income taxes                                132,000          (211,000)
   Proceeds from loan sales                          17,282,000        17,373,000
   Origination of loans held for sale               (18,313,000)      (14,926,000)
   Accrued interest receivable and other assets      (1,359,000)          761,000
   Accrued expenses and other liabilities               955,000           364,000
   Increase in unearned income                          533,000           329,000
   Other - net                                          (66,000)              --
                                                   ------------      ------------
Net cash provided by operating activities               845,000         5,122,000
                                                   ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities                4,357,000         2,385,000
Purchases of securities available-for-sale          (19,308,000)              --
Proceeds from sales of securities
  available-for-sale                                  5,329,000               --
Net decrease (increase) in loans                     (3,091,000)        2,343,000
Purchases of bank premises and equipment               (195,000)         (198,000)
                                                   ------------      ------------
Net cash (used in) provided by investing
  activities                                        (12,908,000)        4,530,000
                                                   ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under
 agreements to repurchase                            (5,043,000)         (253,000)
Net increase in deposits                             19,680,000         1,400,000
Payment of cash dividends                              (309,000)         (255,000)
Repurchase of common stock                             (675,000)              --
Exercise of stock options                                43,000               --
                                                   ------------      ------------
Net cash provided by financing activities            13,696,000           892,000
                                                   ------------      ------------

Net increase in cash and cash equivalents             1,633,000        10,544,000
                                                   ------------      ------------

Cash and equivalents, beginning of period            30,853,000        37,992,000
                                                   ------------      ------------

Cash and equivalents, end of period                $ 32,486,000        48,536,000
                                                   ------------      ------------
                                                   ------------      ------------

OTHER CASH FLOW INFORMATION -
CASH PAID DURING THE PERIOD FOR:
Interest                                           $  1,616,000      $  1,241,000
Income taxes                                            331,000           275,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned               $    190,000      $         -


             See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1998 and 1997
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for athe full year. These financial statements should be read in conjuction with the audited financial statements for 1997 included in the Company's Form 10-K.

2. NET EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted net income per share are as follows:


                                        Three months ended March 31,
                                        ----------------------------
                                            1998           1997
                                         ----------     ----------
          Basic shares                    2,199,955      2,209,659
          Dilutive effect of stock
          options                            54,856         29,554
                                          ------------------------
          Diluted shares                  2,254,811      2,239,213
                                          ------------------------
                                          ------------------------


3. NEW ACCOUNTING PRONOUNCEMENTS - Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income," (SFAS No. 130). This Statement requires that all items recognized under accounting standards as components of comprehensive income be reported in an annual financial statement that is displayed with the same prominence as other financial statements. Annual financial statements for prior periods will be reclassified, as required. The Company's source of other comprehensive income is unrealized gains and losses on securities available-for-sale. Total comprehensive income was as follows:


                                                 Three Months Ended
                                                      March 31,
                                             --------------------------
                                                 1998          1997
                                             --------------------------
Net income                                    $1,556,000     $1,166,000
Other comprehensive income                       163,000       (339,000)
                                             --------------------------
Total comprehensive income                    $1,719,000       $827,000
                                             --------------------------
                                             --------------------------


4. SUBSEQUENT EVENT - On April 15, 1998, the Board of Directors declared a 10 percent stock dividend payable on May 27, 1998 to stockholders of record as of May 7, 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended March 31, 1998 was $1,556,000 compared to $1,166,000 during the same period in 1997, representing an increase of 33%. The increase in net income during 1998 was primarily due to increases in net interest income and noninterest income combined with a decrease in the provision for credit losses partially offset by an increases in noninterest expenses and income tax expense.

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


Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months ended March 31, 1998 and 1997.

Table I  Components of Net Interest Income



Three months ended March 31,                                 1998                              1997
                                              --------------------------------   --------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 150,687    $ 4,146     11.0%      $ 122,323   $ 3,347      10.9%

Investment securities:
   Taxable                                       73,348      1,225      6.7%         64,209     1,085       6.8%
   Nontaxable (1)                                10,654        219      8.2%          5,920       126       8.5%

Federal funds sold                               7,769         100      5.1%         23,870       305       5.1%
                                              ---------    -------                ---------   -------
Total earning assets                            242,458      5,690      9.4%        216,322     4,586       9.0%

Cash and due from banks                          17,386                              14,649
Allowance for credit losses                      (3,642)                             (3,253)
Unearned income                                  (2,411)                             (1,742)
Bank premises and equipment, net                  2,074                               2,169
Other assets                                      8,274                               7,219
                                              ---------                           ---------
Total assets                                  $ 264,139                           $ 235,364
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  77,779        391      2.0%      $  74,659       364       2.0%
  Savings                                        27,026        213      3.2%         31,858       244       3.1%
  Time                                           40,563        531      5.2%         27,151       338       5.0%
                                              ---------    -------                ---------   -------
Total deposits                                  145,368      1,135      3.1%        133,668       946       2.8%
Borrowed funds                                   30,526        415      5.4%         25,739       331       5.2%
                                              ---------    -------                ---------   -------
Total interest-bearing liabilities              175,894      1,550      3.5%        159,407     1,277       3.2%

Demand deposits                                  57,286                              50,531
Other liabilities                                 2,582                               1,829
Stockholders' equity                             28,377                              23,100
                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 264,139                           $ 234,867
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $ 4,140      6.8%                  $ 3,586       6.6%
                                                           -------      ----                  -------      -----
                                                           -------      ----                  -------      -----




(1) Tax exempt income includes $74,000 and $43,000 in 1998 and 1997, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $317,000 and $243,000 are included in loan interest income for the three months ended March 31, 1998 and 1997, respectively.

(3) Average nonaccrual loans totaling $327,000 and $159,000 are included in average loans for the three months ended March 31, 1998 and 1997, respectively.

(4) Annualized
                                      -6-

    For the three months ended March 31, 1998, net interest income, on a fully taxable-equivalent basis, was $4,140,000 or 6.8% of average earning assets, an increase of 15% over $3,586,000 or 6.6% of average earning assets in the comparable period in 1997. The increase in 1998 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $5,690,000 and $4,863,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in 1998 resulted from the growth in average earning assets. Loan yields averaged 11.0% and 10.9% for the three months ended
    March 31, 1998 and 1997, respectively. Approximately 90% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.50% and 8.26% for each of the three month periods ended March 31, 1998 and 1997, respectively. Average earning assets were $242,458,000 and $216,322,000 for the three months ended March 31, 1998 and 1997, respectively. The growth in average earning assets resulted from increased levels of deposits which were invested primarily in loans and securities.

    The increase in interest income during 1998 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.5% and 3.2% in for the three month periods ended March 31, 1998 and 1997, respectively.


NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)


                                            Three months ended March 31,
                                          -------------------------------
                                                   1998            1997
                                              ----------       ----------
    Customer service fees                        $  495          $  478
    Gain on sale of loans                           668             420
    Loan servicing fees                             246             257
    Losses on securities transactions               (15)              -
    Other                                           173             165
                                               ----------      ----------
Total noninterest income                         $1,567          $1,320
                                               ----------      ----------
                                               ----------      ----------


The increase in customer service fees in 1998 relates primarily to higher levels of returned item fees. Gains on sale of loans increased as a result of a higher volume of Small Business Administration (SBA) loans sold during 1998. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. Loan servicing fees and other noninterest income increased consistent with the growth of deposits and loans serviced for others.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)


                                   Three months ended March 31,
                                 -------------------------------------
                                       1998               1997
                                 -----------------  ------------------
Salaries and benefits             $1,540      2.54%   $1,424      2.63%
Equipment                            285      0.47%      262      0.48%
Occupancy                            271      0.45%      238      0.44%
Insurance                             59      0.09%       49      0.09%
Stationery and postage                97      0.16%      104      0.19%
Legal fees                            19      0.03%       21      0.04%
Other                                646      1.07%      568      1.05%
                                  -----------------  -----------------
Total noninterest expenses        $2,917      4.81%   $2,666      4.93%
                                  -----------------  -----------------
                                  -----------------  -----------------


The increases in 1998 were primarily related to higher staff costs and increases in other noninterest expenses. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1998 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 41.1% for the three months ended March 31, 1998 compared to 40.9% for the comparable period in 1997. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $277.5 million at March 31, 1998, a 6% increase from the end of 1997. Based on average balances, first quarter 1998 average total assets of $264.1 million represent an increase of 12% over the first quarter 1997.


EARNING ASSETS
LOANS

Total gross loans at March 31, 1998 were $150.5 million, a 3% increase from $146.4 million at December 31, 1997. Average loans in the three months of 1998 were $150,687,000 representing an increase of 23% over the comparable period in 1997. The 1998 increases primarily reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 1998 nonaccrual loans totaled $546,000 or .36% of total loans compared to $266,000 or .18% of total loans at December 31, 1997.

Table 4 presents the composition of nonperforming assets at March 31, 1998.

Table 4  Nonperforming Assets
(dollars in thousands)



                                                             March 31,
                                                                1998
                                                              -------
Nonperforming assets:
Accruing loans past due 90 days or more                        $    -
Nonaccrual loans                                                  546
                                                               ------
Total nonperforming loans                                         546
OREO                                                              302
                                                               ------
Total nonperforming assets                                     $  848
                                                               ------
                                                               ------
Nonperforming loans as a percent of total loans                 0.36%
OREO as a percent of total assets                               0.11%
Nonperforming assets as a percent of total assets               0.31%

Allowance for credit losses                                    $3,660
  As a percent of total loans                                   2.43%
  As a percent of nonaccrual loans                               670%
  As a percent of nonperforming loans                            670%


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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)


                                      Three months ended
                                        March 31, 1998
                                          -------------
Total loans outstanding                      $ 150,525
Average total loans                            150,687

Balance, January 1                           $   3,609
Charge-offs by loan category:
  Commercial                                        31
  Installment and other                             14
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
     Total charge-offs                              45

Recoveries by loan category:
  Commercial                                         7
  Installment and other                             14
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
    Total recoveries                                21
Net chargeoffs                                     (24)
Provision charged to expense                        75
                                             ---------
Balance, March 31                               $3,660
                                             ---------
                                             ---------

Ratios:
  Net chargeoffs to average loans                (0.02)%
  Reserve to total loans                          2.43%


OTHER INTEREST-EARNING ASSETS
For the three months ended March 31, 1998, the average balance of investment securities and federal funds sold totaled $91,771,000, down from $93,999,000 for the same period in 1997. The 1998 increase resulted from shifting liquidity from federal funds sold to loans and investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile. During the first quarter of 1998, the Bank accepted a $15 million certificate of deposit from the State of California, in part to replace borrowed funds and to increase earning assets.

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

Deposits increased $19,680,000 from year-end or 10% to $220,877,000 as of March 31, 1998. Average total deposits in the three months of 1998 of $202,654,000 increased from $184,199,000 in the same period in 1997.

Another source of funding for the Company is borrowed funds. Typically, these funds result from the use of agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days.

During the first quarter of 1998, the Bank replaced $10,000,000 of short-term borrowings with $10,000,000 of borrowings issued by the Federal Home Loan Bank of San Francisco (FHLBSF) maturing in 5 years at an average cost of 4.99%, callable after one year at the option of the FHLBSF. Additionally, the Bank issued a $15,000,000 certificate of deposit maturing in three months to the State of California. The Bank believes the overall effect of these transactions lowered the effective cost of borrowed funds while increasing earning assets.



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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of March 31, 1998, this ratio was 22.2%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 68.1% and 6.8%, respectively, as of March 31, 1998.


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

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at March 31, 1998. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)






                                                           Next day       Over three       Over one
                                                          and within      months and      and within       Over
As of March 31, 1998                       Immediately  three months   within one year    five years     five years        Total
---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Federal funds sold                           $  15,000       $      -       $      -       $      -       $      -     $  15,000
Investment securities:
     Treasury and agency obligations                 -              -          3,600          4,541              -         8,141
     Mortgage-backed securities                      -          2,550          6,983         25,848         23,260        58,641
     Municipal securities                            -              -          1,062          2,247         11,390        14,699
     Other                                           -              -              -              -          8,200         8,200

---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          -          2,550         11,645         32,636         42,850        89,681
Loans excluding nonaccrual loans               135,820          1,251            324          3,730          8,853       149,978

---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets                  $ 150,820      $   3,801       $ 11,969       $ 36,366       $ 51,703     $ 254,659

---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Deposits:
     Money market, NOW, and savings          $ 105,074      $       -       $      -       $      -              -     $ 105,074
     Time certificates                               -         34,729         18,617          1,427              -        54,773

---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                105,074         34,729         18,617          1,427              -       159,847
Borrowings                                           -         15,027              -         10,000              -        25,027

---------------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities           $ 105,074      $  49,756       $ 18,617         11,427              -     $ 184,874

---------------------------------------------------------------------------------------------------------------------------------
Gap                                          $  45,746      $ (45,955)      $ (6,648)      $ 24,939       $ 51,703     $  69,785
Cumulative gap                               $  45,746      $  (  209)      $ (6,857)      $ 18,082       $ 69,785


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

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of March 31, 1998.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

On April 15, 1998, the Board of Directors declared a 10 percent stock dividend payable on May 27, 1998 to stockholders of record as of May 7, 1998.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 66,300 shares, in order to enhance long term shareholder value. As of March 31, 1998, 24,000 shares had been purchased under the program.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of March 31, 1998, and December 31, 1997. Capital ratios for the Company are set forth in Table 7:

Table 7 Capital Ratios


                                   March 31,          December 31,
                                         1998                 1997
                                  ------------          ------------
Total risk-based capital ratio          16.0%                16.4%
Tier 1 risk-based capital ratio         14.7%                15.2%
Tier 1 leverage ratio                    9.9%                 9.8%


         Capital ratios for the Bank at March 31, 1998 and December 31, 1997 were 14.7% and 15.1% total risk-based capital, 13.4% and 13.9% Tier 1 risk-based capital ratio and 9.0% and 9.3% Tier 1 leverage ratio.

YEAR 2000
The approach of the year 2000 presents significant issues for many financial, informaion, and operational systems. Many systems in use today may not be able to interpret dates after December 31, 1999 appropriately, because such systems allow only two digits to indicate the year in a date. As a result, such systems are unable to distinguish January 1, 2000 from January 1, 1900, which could have adverse consequences on the operations of the entity and integrity of information processing, causing safety, operational and financial issues.

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

The Company continues to evaluate its information systems to identify systems which may not be compliant with the year 2000 and plan for appropriate modifications. In addition to modifying existing systems, the Company may also replace certain equipment and software to ensure year 2000 compliance. Amounts expensed in the first quarter of 1998 were not significant to the Company's financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management does not believe the amounts expensed over the next two years will have a material effect on the Company's financial position or results of operations.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information

          On April 15, 1998, the Coast Bancorp Board of Directors declared a 10% stock dividend and cash dividend of fourteen cents ($0.14) per share, payable May 27, 1998, to shareholders of record on May 7, 1998.

Item 6.   Exhibits and Reports on Form 8-K
a.        Exhibits
Exhibit Number

10.19  Lease by and between C. Richard and Rene Deane and Coast Commercial Bank.

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

Date:  May 11, 1998

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