Form 10-Q
period 1998-06-30
COAST BANCORP
filed 1998-08-07
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1998
                               ------------------------------------------------

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

     No. of shares of Common Stock outstanding on June 30, 1998: 2,408,029
                                                                      ---------

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1998
                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

                                    PART II

Item 1.   Legal Proceedings                                                 15
Item 2.   Changes in Securities                                             15
Item 3.   Defaults Upon Senior Securities                                   15
Item 4.   Submission of Matters to a Vote of Security Holders               15
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,         DECEMBER 31,
                                                                     1998                  1997
                                                                ---------------        -----------
ASSETS                                                           (unaudited)
Cash and due from banks                                         $ 19,992,000          $ 15,853,000
Federal funds sold                                                25,000,000            15,000,000
                                                                ------------          ------------
Total cash and equivalents                                        44,992,000            30,853,000
Securities available-for-sale, at fair value                      89,567,000            80,466,000


Loans:
  Commercial                                                      39,933,000            42,838,000
  Real estate - construction                                      16,388,000            21,376,000
  Real estate - term                                              85,233,000            76,101,000
  Installment and other                                            4,690,000             6,112,000
                                                                ------------          ------------
Total loans                                                      146,244,000           146,427,000
  Unearned income                                                 (2,834,000)           (2,349,000)
  Allowance for credit losses                                     (3,686,000)           (3,609,000)
                                                                ------------          ------------
Net loans                                                        139,724,000           140,469,000
Bank premises and equipment, net                                   2,219,000             2,045,000
Other real estate owned                                              268,000               112,000
Accrued interest receivable and other assets                       8,950,000             7,560,000
                                                                ------------          ------------
TOTAL ASSETS                                                    $285,720,000          $261,505,000
                                                                ------------          ------------
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Non-interest bearing demand                                   $ 66,584,000          $ 66,812,000
  Interest-bearing demand                                         78,975,000            76,123,000
  Savings                                                         29,104,000            23,942,000
  Time                                                            53,583,000            34,320,000
                                                                ------------          ------------
Total deposits                                                   228,246,000           201,197,000
Other borrowings                                                  25,500,000            30,070,000
Accrued expenses and other liabilities                             2,630,000             2,474,000
                                                              ---------------        --------------
Total liabilities                                                256,376,000           233,741,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
  10,000,000 shares authorized; no shares issued                           -                     -
Common stock - no par value; 20,000,000 shares authorized;
  shares outstanding: 2,408,029 in 1998 and 2,209,659 in 1997     20,452,000            11,011,000
Retained earnings                                                  8,289,000            16,060,000
Accumualated other comprehensive income                              603,000               693,000
                                                                ------------          ------------
Total stockholders' equity                                        29,344,000            27,764,000
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $285,720,000          $261,505,000
                                                                ------------          ------------
                                                                ------------          ------------


         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                            THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                          ----------------------------   --------------------------
                                                                  1998           1997           1998           1997
                                                          ------------    -----------    -----------     ----------
Interest Income:
  Loans, including fees                                   $ 4,222,000    $ 3,505,000    $ 8,369,000    $ 6,852,000
  Federal funds sold                                          253,000        372,000        353,000        676,000
  Securities:
    Taxable                                                 1,226,000      1,111,000      2,451,000      2,196,000
    Nontaxable                                                187,000         83,000        332,000        166,000
                                                          -----------    -----------    -----------    -----------
Total interest income                                       5,888,000      5,071,000     11,505,000      9,890,000
Interest expense:
    Deposits                                                1,312,000      1,036,000      2,447,000      1,983,000
    Other borrowings                                          317,000        340,000        732,000        670,000
                                                          -----------    -----------    -----------    -----------
Total interest expense                                      1,629,000      1,376,000      3,179,000      2,653,000
                                                          -----------    -----------    -----------    -----------
Net interest income                                         4,259,000      3,695,000      8,326,000      7,237,000
Provision for credit losses                                    75,000         75,000        150,000        300,000
                                                          -----------    -----------    -----------    -----------
Net interest income after provision for credit losses       4,184,000      3,620,000      8,176,000      6,937,000
Noninterest income:
    Gain on sale of loans                                     628,000        233,000      1,296,000        652,000
    Customer service fees                                     413,000        479,000        908,000        956,000
    Loan servicing fees                                       248,000        265,000        495,000        522,000
    Gains (losses) on securities sales                         26,000              -         11,000              -
    Other                                                     183,000        145,000        355,000        313,000
                                                          -----------    -----------    -----------    -----------
Total noninterest income                                    1,498,000      1,122,000      3,065,000      2,443,000
Noninterest expenses:
    Salaries and benefits                                   1,561,000      1,363,000      3,100,000      2,787,000
    Occupancy                                                 291,000        235,000        562,000        473,000
    Equipment                                                 267,000        285,000        552,000        548,000
    Stationery and postage                                     96,000         79,000        115,000        184,000
    Insurance                                                  56,000         38,000        193,000         87,000
    Legal fees                                                 27,000         23,000         46,000         45,000
    Other                                                     706,000        679,000      1,353,000      1,244,000
                                                          -----------    -----------    -----------    -----------
Total noninterest expenses                                  3,004,000      2,702,000      5,921,000      5,368,000
                                                          -----------    -----------    -----------    -----------
Income before income taxes                                  2,678,000      2,040,000      5,320,000      4,012,000
Provision for income taxes                                  1,121,000        823,000      2,207,000      1,629,000
                                                          -----------    -----------    -----------    -----------
Net income                                                $ 1,557,000    $ 1,217,000    $ 3,113,000    $ 2,383,000
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Earnings per share:
Basic                                                     $       .65     $       .50    $       1.29    $       .98
Diluted                                                   $       .63     $       .50    $       1.25    $       .97


             See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                 SIX MONTHS ENDED JUNE 30,
                                                                 -------------------------------
                                                                          1998              1997
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   3,113,000     $   2,383,000

Adjustments to reconcile net income to net cash provided by
    operating activiities:
    Provision for credit losses                                        150,000           300,000
    Depreciation and amortization                                       92,000           100,000
    Gains on securities transactions                                   (11,000)               --
    Deferred income taxes                                              188,000          (156,000)
    Proceeds from loan sales                                        37,497,000        25,967,000
    Origination of loans held for sale                             (40,560,000)      (25,910,000)
    Accrued interest receivable and other assets                    (1,578,000)       (1,259,000)
    Accrued expenses and other liabilities                             156,000           250,000
    Increase in unearned income                                        994,000           531,000
    Other - net                                                        (83,000)         (208,000)
                                                                 -------------     -------------
Net cash provided by (used in) operating activities                    (42,000)        1,998,000
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale                 22,468,000                --
Proceeds from maturities of securities                               11,643,000         7,782,000
Purchases of securities available-for-sale                          (43,598,000)      (10,119,000)
Net decrease (increase) in loans                                      3,173,000        (5,606,000)
Purchases of bank premises and equipment                               (541,000)         (289,000)
                                                                 -------------     -------------
Net cash (used in) investing activities                              (6,855,000)       (8,232,000)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under
 agreements to repurchase                                           (4,570,000)          (758,000)
Net increase in deposits                                            27,049,000          4,241,000
Payment of cash dividends                                             (646,000)          (510,000)
Repurchase of common stock                                            (834,000)          (130,000)
Exercise of stock options                                               43,000                 --
Payment of fractional shares resulting from stock dividend              (6,000)                --
                                                                 -------------      -------------
Net cash provided by financing activities                           21,036,000          2,843,000
                                                                 -------------      -------------

Net increase (decrease) in cash and equivalents                     14,139,000         (3,391,000)
                                                                 -------------      -------------

Cash and equivalents, beginning of period                           30,853,000         37,992,000
                                                                 -------------      -------------

Cash and equivalents, end of period                              $  44,992,000      $  34,601,000
                                                                 -------------      -------------
                                                                 -------------      -------------

OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                         $   3,145,000      $   2,580,000
Income taxes                                                         2,274,000          1,050,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                             $     156,000     $           -


             See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 1998 and 1997
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for the full year. These financial statements should be read in conjuction with the audited financial statements for 1997 included in the Company's Form 10-K.

1. NET EARNINGS PER SHARE AND STOCK DIVIDEND- Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted net income per share are as follows:

                                              Three months ended June 30,
                                          --------------------------------------
                                               1998                 1997
                                               ----                 ----
     Basic shares                                2,408,029            2,426,938
     Dilutive effect of stock options
                                                    76,607               29,224
                                          --------------------------------------
     Diluted shares                              2,484,636            2,456,162
                                          --------------------------------------
                                          --------------------------------------

                                               Six months ended June 30,
                                          --------------------------------------
                                               1998                 1997
                                               ----                 ----
     Basic shares                                2,413,347            2,428,771
     Dilutive effect of stock options
                                                    67,906               28,064
                                          --------------------------------------
     Diluted shares                              2,481,253            2,456,835
                                          --------------------------------------
                                          --------------------------------------


     On April 15, 1998, the Board of Directors declared a 10% stock dividend paid on May 27, 1998.

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

                                                       Three Months Ended
                                                            June 30,
                                                   -----------------------------
                                                      1998            1997
                                                   -----------------------------
 Net income                                         $1,557,000      $1,217,000
 Other comprehensive income                             73,000        (339,000)
                                                   -----------------------------
 Total comprehensive income                         $1,630,000        $868,000
                                                   -----------------------------
                                                   -----------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended June 30, 1998 was $1,557,000 compared to $1,217,000 during the same period in 1997, representing an increase of 28%. Net income for the six months ended June 30, 1998 was $3,113,000 compared to $2,383,000 for the prior year period. The increase in net income during 1998 was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses and a related increase in income tax expense.

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


Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three and six months ended June 30, 1998 and 1997.

Table I  Components of Net Interest Income

 Three months ended June 30,                                 1998                              1997
                                              --------------------------------   --------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 149,721    $ 4,223     11.3%      $ 123,245   $ 3,505      11.4%

Investment securities:
   Taxable                                       75,207      1,226      6.5%         65,852     1,111       6.8%
   Nontaxable (1)                                14,655        283      7.7%          5,911       126       8.5%

Federal funds sold                               19,418        253      5.2%         26,875       372       5.5%
                                              ---------    -------                ---------   -------
Total earning assets                            259,001      5,985      9.2%        221,883     5,114       9.2%

Cash and due from banks                          18,131                              16,542
Allowance for credit losses                      (3,682)                             (3,436)
Unearned income                                  (2,685)                             (1,802)
Bank premises and equipment, net                  2,153                               2,097
Other assets                                      9,620                               7,754
                                              ---------                           ---------
Total assets                                  $ 282,538                           $ 243,038
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  80,325        398      2.0%      $  74,737       374       2.0%
  Savings                                        27,673        218      3.2%         33,036       284       3.4%
  Time                                           54,740        696      5.1%         29,502       378       5.1%
                                              ---------    -------                ---------   -------
Total deposits                                  162,738      1,312      3.2%        137,275     1,036       3.0%
Borrowed funds                                   25,112        317      5.1%         25,207       340       5.4%
                                              ---------    -------                ---------   -------
Total interest-bearing liabilities              187,850      1,629      3.5%        162,482     1,376       3.4%

Demand deposits                                  63,468                              54,451
Other liabilities                                 2,832                               1,931
Stockholders' equity                             28,388                              24,175
                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 282,538                           $ 243,039
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $ 4,356      6.7%                 $ 3,738       6.7%
                                                           --------     -----                 -------      -----
                                                           --------     -----                 -------      -----

(1) Tax exempt income includes $96,000 and $43,000 in 1998 and 1997, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $352,000 and $270,000 are included in loan interest income for the three months ended June 30, 1998 and 1997, respectively.

(3) Average nonaccrual loans totaling $373,000 and $103,000 are included in average loans for the three months ended June 30, 1998 and 1997, respectively.

(4) Annualized

Table I  Components of Net Interest Income

 Six months ended June 30,                                 1998                              1997
                                              --------------------------------   --------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 150,201    $ 8,370     11.2%      $ 122,784   $ 6,852      11.2%

Investment securities:
   Taxable                                       74,282      2,451      6.6%         65,030     2,196       6.8%
   Nontaxable (1)                                12,665        503      7.9%          5,915       251       8.5%

Federal funds sold                              13,625         353      5.2%         25,372       676       5.3%
                                              ---------    -------                ---------   -------
Total earning assets                            250,773     11,677      9.3%        219,101     9,975       9.1%

Cash and due from banks                          17,761                              15,596
Allowance for credit losses                      (3,662)                             (3,344)
Unearned income                                  (2,548)                             (1,772)
Bank premises and equipment, net                  2,114                               2,133
Other assets                                      8,951                               7,487
                                              ---------                           ---------
Total assets                                  $ 273,389                           $ 239,201
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  79,059        788      2.0%      $  74,698       737       2.0%
  Savings                                        27,351        431      3.2%         32,447       528       3.3%
  Time                                           47,690      1,227      5.2%         28,326       716       5.1%
                                              ---------    -------                ---------   -------
Total deposits                                  154,100      2,446      3.1%        135,471     1,981       2.9%
Borrowed funds                                   27,804        732      5.3%         25,473       670       5.3%
                                              ---------    -------                ---------   -------
Total interest-bearing liabilities              181,904      3,178      3.5%        160,944     2,651       3.3%

Demand deposits                                  60,394                              52,491
Other liabilities                                 2,708                               1,880
Stockholders' equity                             28,383                              23,886
                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 273,389                           $ 239,201
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $ 8,499      6.8%                 $ 7,324       6.7%
                                                           --------     -----                 -------      -----
                                                           --------     -----                 -------      -----


(1) Tax exempt income includes $171,000 and $85,000 in 1998 and 1997, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $669,000 and $513,000 are included in loan interest income for the six months ended June 30, 1998 and 1997, respectively.

(3) Average nonaccrual loans totaling $322,000 and $122,000 are included in average loans for the six months ended June 30, 1998 and 1997, respectively.

(4) Annualized

    For the three months ended June 30, 1998, net interest income, on a fully taxable-equivalent basis, was $4,356,000 or 6.7% of average earning assets, an increase of 16% over $3,738,000 or 6.7% of average earning assets in the comparable period in 1997. For the six months ended June 30, 1998, net interest income, on a fully taxable-equivalent basis, was $8,499,000 or 6.8% of average earning assets, an increase of 16% over $7,324,000 or 6.7% of average earning assets in the comparable period in 1997. The increase in 1998 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $5,985,000 and $5,114,000 for the three months and $11,677,000 and $9,975,000 for the six months ended June 30, 1998 and 1997, respectively. The increase in 1998 resulted from the growth in average earning assets. Loan yields averaged 11.3% and 11.4% for the three months ended June 30, 1998 and 1997, respectively, and 11.2% for the first six months of both 1998 and 1997. Approximately 89% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.50% for each of the three month periods ended June 30, 1998 and 1997, and 8.50% and 8.38% for the six months ended June 30, 1998 and 1997, respectively. Average earning assets were $259,001,000 and $250,773,000 for the three and six months of 1998 compared to $221,883,000 and $219,101,000 for the same periods in 1997.
    The growth in average earning assets resulted from increased levels of deposits which were invested primarily in loans and securities.

    The increase in interest income during 1998 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.5% and 3.4% for the three month periods ended June 30, 1998 and 1997, respectively, and 3.5% and 3.3% for the six months ended June 30, 1998 and 1997, respectively.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                            Three months ended June 30,
                                          -------------------------------
                                                   1998            1997
                                              ----------       ----------
    Gain on sale of loans                           628             233
    Customer service fees                        $  413          $  479
    Loan servicing fees                             248             265
    Gains on securities transactions                 26               -
    Other                                           183             146
                                               ----------      ----------
Total noninterest income                         $1,498          $1,123
                                               ----------      ----------
                                               ----------      ----------

                                            Six months ended June 30,
                                          -------------------------------
                                                   1998            1997
                                              ----------       ----------
    Customer service fees                        $  908          $  956
    Gain on sale of loans                         1,296             652
    Loan servicing fees                             495             522
    Gains on securities transactions                 11               -
    Other                                           355             313
                                               ----------      ----------
Total noninterest income                         $3,065          $2,443
                                               ----------      ----------
                                               ----------      ----------


Gains on sale of loans increased as a result of a higher volume of Small Business Administration (SBA) loans sold during 1998. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. The decrease in customer service fees in 1998 relates primarily to lower levels of transactions such as returned items. Loan servicing fees declined due to the amortization of increased servicing assets resulting from the loan sales. Other noninterest income increased consistent with the growth of deposits.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                   Three months ended June 30,
                                 -------------------------------------
                                       1998               1997
                                 -----------------  ------------------
Salaries and benefits             $1,561      2.41%   $1,363      2.46%
Occupancy                            291      0.45%      235      0.42%
Equipment                            267      0.41%      285      0.51%
Stationery and postage                96      0.15%       79      0.14%
Insurance                             56      0.09%       38      0.07%
Legal fees                            27      0.04        23      0.04%
Other                                706      1.09%      679      1.23%
                                  -----------------  -----------------
Total noninterest expenses        $3,004      4.64%   $2,702      4.87%
                                  -----------------  -----------------
                                  -----------------  -----------------

                                   Six months ended June 30,
                                 -------------------------------------
                                       1998               1997
                                 -----------------  ------------------
Salaries and benefits             $3,100      2.47%   $2,787      2.54%
Occupancy                            562      0.45%      473      0.43%
Equipment                            552      0.44%      548      0.50%
Stationery and postage               193      0.15%      184      0.17%
Insurance                            115      0.09%       87      0.08%
Legal fees                            46      0.04        45      0.04%
Other                              1,353      1.09%    1,244      1.14%
                                  -----------------  -----------------
Total noninterest expenses        $5,921      4.72%   $5,368      4.90%
                                  -----------------  -----------------
                                  -----------------  -----------------


The increases in 1998 were primarily related to higher staff costs and increases in other noninterest expenses. The increase in noninterest expenses reflects the additional leased space for the customer service/data processing center and planned new branch as well as the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1998 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 41.9% and 41.5% for the three and six months ended June 30, 1998 compared to 40.3% and 40.6% for the comparable periods in 1997. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $285.7 million at June 30, 1998, a 9% increase from the end of 1997. Based on average balances, second quarter 1998 average total assets of $282.5 million represent an increase of 16% over the second quarter 1997 while six month 1998 average total assets of $273.4 million represent an increase of 14% over six months 1997.

EARNING ASSETS
LOANS

Total gross loans at June 30, 1998 were $146.2 million, a 0.1% decrease from $146.4 million at December 31, 1997. Average loans in the three and six months of 1998 were $149,721,000 and $150,201,000 representing increases of 21% and 22% over the comparable period in 1997. At June 30, 1998 loans available for sale were $15,429,000 compared to $12,365,000 at December 31, 1997 and $7,737,000 at June 30, 1997. The 1998 increases in average total loans and loans available for sale reflected growth in real estate loans, particularly SBA guaranteed commercial real estate loans and residential mortgage loans, which in the opinion of the Company is due to improved local economic conditions and the level of interest rates. The origination of loans available for sale is significantly affected by the level of interest rates and general economic conditions. There can be no assurance the Company will maintain current origination levels in its SBA and residential mortgage lending operations as interest rates or economic conditions change.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At June 30, 1998 nonaccrual loans totaled $49,000 or .03% of total loans compared to $266,000 or .18% of total loans at December 31, 1997.

Table 4 presents the composition of nonperforming assets at June 30, 1998.

Table 4  Nonperforming Assets
(dollars in thousands)


                                                             June 30,
                                                                1998
                                                              -------
Nonperforming assets:
Accruing loans past due 90 days or more                        $    -
Nonaccrual loans                                                   49
                                                               ------
Total nonperforming loans                                          49
OREO                                                              268
                                                               ------
Total nonperforming assets                                     $  317
                                                               ------
                                                               ------
Nonperforming loans as a percent of total loans                 0.03%
OREO as a percent of total assets                               0.09%
Nonperforming assets as a percent of total assets               0.11%

Allowance for credit losses                                    $3,686
  As a percent of total loans                                   2.52%
  As a percent of nonaccrual loans                              7522%
  As a percent of nonperforming loans                           7522%

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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                                      Six months ended
                                        June 30, 1998
                                          -------------
Total loans outstanding                      $ 146,245
Average total loans                            150,201

Balance, January 1                           $   3,609
Charge-offs by loan category:
  Commercial                                        78
  Installment and other                             29
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
     Total charge-offs                             107

Recoveries by loan category:
  Commercial                                        15
  Installment and other                             19
  Real estate construction                           -
  Real estate-other                                  -
                                             ---------
    Total recoveries                                34
Net chargeoffs                                      73
Provision charged to expense                       150
                                             ---------
Balance, June 30                               $3,686
                                             ---------
                                             ---------

Ratios:
  Net chargeoffs to average loans                    0.04%
  Reserve to total loans                             2.52%

OTHER INTEREST-EARNING ASSETS
For the three and six months ended June 30, 1998, the average balance of investment securities and federal funds sold totaled $109,280,000 and $100,572,000, up from $98,638,000 and $96,317,000 for the same periods in 1997.
The 1998 increases resulted from deploying additional liquidity in federal funds sold and investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile. During the first quarter of 1998, the Bank accepted a $15 million certificate of deposit from the State of California, in part to replace borrowed funds and to increase earning assets.

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

Deposits increased $27,049,000 from year-end or 13% to $228,446,000 as of June 30, 1998. Average total deposits in the three and six months of 1998 of $226,206,000 and $214,494,000 increased from $191,726,000 and $187,962,000 in the same periods in 1997.

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


LIQUIDITY
Liquidity management refers to the Bank's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Bank assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains informal lines of credit with its correspondent banks for short-term liquidity needs. These informal lines of credit are not committed facilities by the correspondent banks and no fees are paid by the Bank to maintain them.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of June 30, 1998, this ratio was 24.6%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 64.1% and 11.0%, respectively, as of June 30, 1998.

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

One quantitative measure of the "mismatch" between asset and liability repricing
is the interest rate sensitivity "gap" analysis.   All interest-earning assets
and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at June 30, 1998. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                            Next day       Over three       Over one
                                                          and within      months and      and within       Over
As of June 30, 1998                       Immediately  three months   within one year    five years     five years        Total
---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Federal funds sold                           $  25,000       $      -       $      -       $      -       $      -     $  25,000
Investment securities:
     Treasury and agency obligations                 -          1,700          2,900          3,531              -         8,131
     Mortgage-backed securities                      -          2,291          6,274         23,695         20,643        52,903
     Municipal securities                            -            220            842          2,778         11,216        15,056
     Other                                           -              -              -             11         13,466        13,477

---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                          -          4,211         10,016         30,015         45,325        89,567
Loans excluding nonaccrual loans               129,958          1,152          1,228          3,578         10,280       146,196

---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets                  $ 154,958      $   5,363       $ 11,244       $ 33,593       $ 55,605     $ 260,763

---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Deposits:
     Money market, NOW, and savings          $ 108,079      $       -       $      -       $      -       $      -     $ 108,079
     Time certificates                               -         37,223         14,531          1,829              -        53,583

---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                108,079         37,223         14,531          1,829              -       161,662
Borrowings                                           -         15,500              -         10,000              -        25,500

---------------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities           $ 108,079      $  52,723       $ 14,531         11,829              -     $ 187,162

---------------------------------------------------------------------------------------------------------------------------------
Gap                                          $  46,879      $ (47,360)      $ (3,287)      $ 21,764       $ 55,605     $  73,601
Cumulative gap                               $  46,879      $  (  481)      $ (3,768)      $ 17,996       $ 73,601

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

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of June 30, 1998.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

On April 15, 1998, the Board of Directors declared a 10 percent stock dividend paid on May 27, 1998 to stockholders of record as of May 7, 1998.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 66,300 shares, in order to enhance long term shareholder value. As of June 30, 1998, 27,600 shares had been purchased under the program. The Company and the Bank are subject to capital adequacy guidelines issued by the federal bank regulatory authorities. Under these guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of the allowance for loan losses.

The federal regulatory authorities have established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of June 30, 1998, and December 31, 1997. Capital ratios for the Company are set forth in Table 7:

Table 7 Capital Ratios

                                   June 30,          December 31,
                                         1998                 1997
                                  ------------          ------------
Total risk-based capital ratio          16.3%                16.4%
Tier 1 risk-based capital ratio         15.0%                15.2%
Tier 1 leverage ratio                   10.0%                 9.8%

Capital ratios for the Bank at June 30, 1998 and December 31, 1997 were 15.3% and 15.1% total risk-based capital, 14.0% and 13.9% Tier 1 risk-based capital ratio and 9.3% and 9.3% Tier 1 leverage ratio.

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

The Company has adopted a plan to address the year 2000 issues. Actions include a process of inventory, analysis, modification, testing and certification, and implementation. Reviews of the Company's information systems and information provided by the Company's primary vendors, large customers and suppliers has not identified any year 2000 readiness issues which appear to be unresolvable by December 31, 1999. In the event of year 2000 failure or erroneous results, the Company could be adversely impacted in a number of ways. Internal operations problems and problems resulting from primary vendors and suppliers inability to perform could cause increased costs in determining correct results and lost customers resulting in a loss of revenue. Large customers negativley effected by year 2000 problems could lead to deposit outflows or increased risk of collecting loans.

The Company continues to evaluate its information systems to identify systems which may not be ready for the year 2000 and plan for appropriate modifications. The vendor supplying the Company's core transaction processing software has provided evidence of year 2000 readiness. Efforts continue to ascertain the year 2000 readiness of various systems which integrate information into the core processing software. Among the major actions remaining is the testing of the core processing software and other systems. In addition to modifying existing systems, the Company may also replace certain equipment and software to ensure year 2000 compliance. During the third quarter of 1998 management plans to replace six existing automated teller machines with new machines at a cost of approximately $280,000 due in part to year 2000 issues with the existing equipment. Amounts expensed in the first six months of 1998 were not significant to the Company's financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management does not believe the amounts expensed over the next two years will have a material effect on the Company's financial position, results of operations or cash flows.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders

          The Company's annual meeting was held May 19, 1998. The purpose of the meeting was to elect the company's board of directors and ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1998. The following directors were elected based upon the votes cast as indicated:

Director                  Votes "for"    Votes "against"   Votes "withheld"
Richard Alderson           1,889,189           0                3,149
Douglas D. Austin          1,883,378           0                8,960
John C. Burroughs          1,889,189           0                3,149
Bud W. Cummings            1,889,189           0                3,149
Ronald M. Israel, M.D.     1,889,189           0                3,149
Malcolm D. Moore           1,889,189           0                3,149
Harvey J. Nickelson        1,889,189           0                3,149
Gus J.F. Norton            1,889,189           0                3,149
James C. Thompson          1,889,189           0                3,149

The appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1998 was ratified with 1,886,796 votes for ratification, 5,000 votes against, and 542 votes withheld.


Item 5.   Other Information

          On July 22, 1998, the Coast Bancorp Board of Directors declared a cash dividend of fourteen cents ($0.14) per share, payable August 26, 1998, to shareholders of record on August 6, 1998.

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

Date:  August 7, 1998

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