Form 10-Q
period 1998-09-30
COAST BANCORP
filed 1998-11-13
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1998
                               ------------------------------------------------

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

     No. of shares of Common Stock outstanding on November 5, 1998: 2,383,679
                                                                      ---------

                                COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

                                    PART II

Item 1.   Legal Proceedings                                                 18
Item 2.   Changes in Securities                                             18
Item 3.   Defaults Upon Senior Securities                                   18
Item 4.   Submission of Matters to a Vote of Security Holders               18
Item 5.   Other Information                                                 18
Item 6.   Exhibits and Reports on Form 8-K                                  18

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,         DECEMBER 31,
                                                                     1998                  1997
                                                                ---------------        -----------

ASSETS                                                           (unaudited)

Cash and due from banks                                         $ 16,287,000          $ 15,853,000
Federal funds sold                                                37,000,000            15,000,000
                                                                ------------          ------------
Total cash and equivalents                                        53,287,000            30,853,000
Securities available-for-sale, at fair value                      98,890,000            80,466,000


Loans:
  Commercial                                                      39,748,000            42,838,000
  Real estate - construction                                      20,413,000            21,376,000
  Real estate - term                                              87,299,000            76,101,000
  Installment and other                                            4,502,000             6,112,000
                                                                ------------          ------------
Total loans                                                      151,962,000           146,427,000
  Unearned income                                                 (3,161,000)           (2,349,000)
  Allowance for credit losses                                     (3,776,000)           (3,609,000)
                                                                ------------          ------------
Net loans                                                        145,025,000           140,469,000
Bank premises and equipment, net                                   2,412,000             2,045,000
Other real estate owned                                              197,000               112,000
Accrued interest receivable and other assets                       8,687,000             7,560,000
                                                                ------------          ------------
TOTAL ASSETS                                                    $308,498,000          $261,505,000
                                                                ------------          ------------
                                                                ------------          ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Non-interest bearing demand                                   $ 66,184,000          $ 66,812,000
  Interest-bearing demand                                         96,643,000            76,123,000
  Savings                                                         49,003,000            23,942,000
  Time                                                            53,548,000            34,320,000
                                                                ------------          ------------
Total deposits                                                   265,378,000           201,197,000
Other borrowings                                                  10,656,000            30,070,000
Accrued expenses and other liabilities                             3,223,000             2,474,000
                                                              ---------------        --------------
Total liabilities                                                279,257,000           233,741,000
STOCKHOLDERS' EQUITY:
Preferred stock - no par value;
  10,000,000 shares authorized; no shares issued                          --                    --
Common stock - no par value; 20,000,000 shares authorized;
  shares outstanding: 2,372,679 in 1998 and 2,203,659 in 1997     20,253,000            11,011,000
Retained earnings                                                  8,044,000            16,060,000
Accumulated other comprehensive income                               944,000               693,000
                                                                ------------          ------------
Total stockholders' equity                                        29,241,000            27,764,000
                                                                ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $308,498,000          $261,505,000
                                                                ------------          ------------
                                                                ------------          ------------

         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)


                                                       THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                          ----------------------------   --------------------------
                                                                  1998           1997           1998           1997
                                                          ------------    -----------    -----------     ----------
Interest Income:
  Loans, including fees                                   $ 4,125,000    $ 3,718,000    $12,495,000    $10,570,000
  Federal funds sold                                          596,000        304,000        949,000        980,000
  Securities:
    Taxable                                                 1,306,000      1,201,000      3,757,000      3,397,000
    Nontaxable                                                191,000         82,000        523,000        248,000
                                                          -----------    -----------    -----------    -----------
Total interest income                                       6,218,000      5,305,000     17,724,000     15,195,000
Interest expense:
    Deposits                                                1,571,000      1,058,000      4,018,000      3,039,000
    Other borrowings                                          258,000        371,000        990,000      1,041,000
                                                          -----------    -----------    -----------    -----------
Total interest expense                                      1,829,000      1,429,000      5,008,000      4,080,000
                                                          -----------    -----------    -----------    -----------
Net interest income                                         4,389,000      3,876,000     12,716,000     11,115,000
Provision for credit losses                                    75,000         75,000        225,000        375,000
                                                          -----------    -----------    -----------    -----------
Net interest income after provision for credit losses       4,314,000      3,801,000     12,491,000     10,740,000
Noninterest income:
    Gain on sale of loans                                     599,000        252,000      1,895,000        905,000
    Customer service fees                                     460,000        471,000      1,368,000      1,427,000
    Loan servicing fees                                       255,000        270,000        750,000        792,000
    Gains (losses) on securities sales                          1,000        (10,000)        13,000        (10,000)
    Other                                                     172,000        177,000        528,000        489,000
                                                          -----------    -----------    -----------    -----------
Total noninterest income                                    1,487,000      1,160,000      4,554,000      3,603,000
Noninterest expenses:
    Salaries and benefits                                   1,672,000      1,381,000      4,773,000      4,168,000
    Occupancy                                                 297,000        253,000        859,000        867,000
    Equipment                                                 276,000        319,000        828,000        726,000
    Stationery and postage                                    106,000         84,000        299,000        267,000
    Insurance                                                  47,000         61,000        163,000        148,000
    Legal fees                                                 22,000         23,000         68,000         68,000
    Other                                                     693,000        636,000      2,047,000      1,883,000
                                                          -----------    -----------    -----------    -----------
Total noninterest expenses                                  3,113,000      2,757,000      9,037,000      8,127,000
                                                          -----------    -----------    -----------    -----------
Income before income taxes                                  2,688,000      2,204,000      8,008,000      6,216,000
Provision for income taxes                                  1,120,000        879,000      3,327,000      2,508,000
                                                          -----------    -----------    -----------    -----------
Net income                                                $ 1,568,000    $ 1,325,000    $ 4,681,000    $ 3,708,000
                                                          -----------    -----------    -----------    -----------
                                                          -----------    -----------    -----------    -----------
Earnings per share:
Basic                                                     $       .65     $      .55    $      1.94    $      1.53
Diluted                                                   $       .63     $      .53    $      1.89    $      1.50


             See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                          1998              1997
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $   4,681,000     $   3,708,000

Adjustments to reconcile net income to net cash provided by
    operating activities:
    Provision for credit losses                                        225,000           375,000
    Depreciation and amortization                                       88,000           112,000
    Gains on securities transactions                                   (13,000)          (10,000)
    Deferred income taxes                                              100,000          (306,000)
    Proceeds from loan sales                                        60,028,000        34,710,000
    Origination of loans held for sale                             (63,509,000)      (39,369,000)
    Accrued interest receivable and other assets                    (1,228,000)          616,000
    Accrued expenses and other liabilities                             749,000           411,000
    Increase in unearned income                                      1,582,000           998,000
    Other - net                                                       (252,000)           30,000
                                                                 -------------     -------------
Net cash provided by operating activities                            2,451,000         1,275,000
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale                25,418,000         5,552,000
Proceeds from maturities of securities                              15,787,000        12,027,000
Purchases of securities available-for-sale                         (59,498,000)      (27,064,000)
Net increase in loans                                               (2,111,000)       (3,656,000)
Purchases of bank premises and equipment                              (925,000)         (382,000)
                                                                 -------------     -------------
Net cash (used in) investing activities                            (21,329,000)      (13,523,000)
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from securities sold under
 agreements to repurchase                                          (19,414,000)        4,242,000
Net increase in deposits                                            64,181,000        12,710,000
Payment of cash dividends                                             (983,000)         (764,000)
Repurchase of common stock                                          (2,651,000)         (130,000)
Exercise of stock options                                              186,000                --
Payment of fractional shares resulting from stock dividend              (7,000)               --
                                                                 -------------      -------------
Net cash provided by financing activities                           41,312,000        16,058,000
                                                                 -------------      -------------

Net increase in cash and equivalents                                22,434,000         3,810,000
                                                                 -------------      -------------

Cash and equivalents, beginning of period                           30,853,000        37,992,000
                                                                 -------------      -------------

Cash and equivalents, end of period                              $  53,287,000      $ 41,802,000
                                                                 -------------      -------------
                                                                 -------------      -------------

OTHER CASH FLOW INFORMATION - CASH PAID DURING THE PERIOD FOR:
Interest                                                         $   4,907,000      $  3,945,000
Income taxes                                                         3,146,000         1,586,000

NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                             $      85,000      $         --

             See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED SEPTEMBER 30, 1998 and 1997
-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for the full year. These financial statements should be read in conjunction with the audited financial statements for 1997 included in the Company's Form 10-K.

2. NET EARNINGS PER SHARE AND STOCK DIVIDEND- Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted net income per share are as follows:

                                           Three months ended September 30,
                                         -----------------------------------
                                               1998           1997
                                               ----           ----
 Basic shares                                  2,398,079      2,424,025
 Dilutive effect of stock options                 75,778         54,100
                                         -----------------------------------
 Diluted shares                                2,473,857      2,478,125
                                         -----------------------------------

                                            Nine months ended September 30,
                                         -----------------------------------
                                                1998           1997
                                               ----           ----
 Basic shares                                  2,407,767      2,427,172
 Dilutive effect of stock options                 70,502         51,146
                                         -----------------------------------
 Diluted shares                                2,478,269      2,478,318
                                         -----------------------------------

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

                                                   Three Months Ended
                                                       September 30,
                                            -----------------------------------
                                                    1998             1997
                                            -----------------------------------
 Net income                                      $1,568,000      $1,325,000
 Other comprehensive income                         341,000         199,000
                                            -----------------------------------
 Total comprehensive income                      $1,909,000      $1,524,000
                                            -----------------------------------

                                                    Nine Months Ended
                                                      September 30,
                                            -----------------------------------
                                                     1998             1997
                                            -----------------------------------
 Net income                                      $4,681,000      $3,708,000
 Other comprehensive income                         251,000         264,000
 Total comprehensive income                      $4,932,000      $3,972,000
                                            -----------------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended September 30, 1998 was $1,568,000 compared to $1,325,000 during the same period in 1997, representing an increase of 18%. Net income for the nine months ended September 30, 1998 was $4,681,000 compared to $3,708,000 for the prior year period. The increase in net income during 1998 was primarily due to increases in net interest income and noninterest income partially offset by an increase in noninterest expenses and a related increase in income tax expense.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three and nine months ended September 30, 1998 and 1997.

Table I  Components of Net Interest Income


Three months ended September 30,                               1998                              1997
                                              --------------------------------   -------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 148,602    $ 4,126     11.1%      $ 131,364    $ 3,718      11.3%

Investment securities:
   Taxable                                       78,113      1,306      6.7%         71,025      1,201       6.8%
   Nontaxable (1)                                14,192        290      7.8%          5,905        124       8.4%

Federal funds sold                               42,560        596      5.6%         22,123        304       5.5%
                                              ---------    -------                ---------   --------
Total earning assets                            284,187      6,318      8.9%        222,901     15,323       9.3%

Cash and due from banks                          18,177                              17,575
Allowance for credit losses                      (3,723)                             (3,522)
Unearned income                                  (2,899)                             (1,853)
Bank premises and equipment, net                  2,376                               2,003
Other assets                                      9,049                               7,340
                                              ---------                           ---------
Total assets                                  $ 307,167                           $ 251,960
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  91,787        476      2.1%      $  77,794        408       2.1%
  Savings                                        42,090        435      4.1%         27,709        261       3.8%
  Time                                           53,938        660      4.9%         32,393        389       4.8%
                                              ---------    -------                ---------   --------
Total deposits                                  187,815      1,571      3.4%        137,896      1,058       3.1%
Borrowed funds                                   20,079        258      5.1%         26,763        371       5.5%
                                              ---------    -------                ---------   --------
Total interest-bearing liabilities              207,894      1,829      3.5%        164,659      1,429       3.5%

Demand deposits                                  68,317                              59,261
Other liabilities                                 3,174                               2,223
Stockholders' equity                             27,782                              25,817
                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 307,167                           $ 251,960
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $ 4,489      6.3%                   $ 3,918       6.8%
                                                           --------    -----                  --------    -------
                                                           --------    -----                  --------    -------

(1) Tax exempt income includes $99,000 and $42,000 in 1998 and 1997, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $281,000 and $294,000 are included in loan interest income for the three months ended September 30, 1998 and 1997, respectively.

(3) Average nonaccrual loans totaling $58,000 and $280,000 are included in average loans for the three months ended September 30, 1998 and 1997, respectively.

(4) Annualized
                                      -6-

Table I  Components of Net Interest Income


Nine months ended September 30,                               1998                              1997
                                              --------------------------------   --------------------------------
                                                Average                Average      Average              Average
(Dollars in thousands)                          Balance    Interest    Rate(4)      Balance   Interest   Rate(4)
                                              ----------   --------    -------    ----------  --------   -------
Assets:

Loans (2) (3)                                 $ 149,662    $12,496     11.1%      $ 125,665    $10,570      11.2%

Investment securities:
   Taxable                                       75,573      3,757      6.6%         67,043      3,397       6.8%
   Nontaxable (1)                                13,423        792      7.9%          5,912        376       8.5%

Federal funds sold                               23,376        949      5.4%         24,281        980       5.4%
                                              ---------    -------                ---------   --------
Total earning assets                            262,034     17,994      9.2%        222,901     15,323       9.2%

Cash and due from banks                          17,901                              16,260
Allowance for credit losses                      (3,682)                             (3,404)
Unearned income                                  (2,666)                             (1,799)
Bank premises and equipment, net                  2,202                               2,089
Other assets                                      8,983                               7,437
                                              ---------                           ---------
Total assets                                  $ 284,772                           $ 243,484
                                              ---------                           ---------
                                              ---------                           ---------

Interest-bearing liabilities:
Deposits:
  Demand                                      $  83,348      1,265      2.0%      $  75,737      1,145       2.0%
  Savings                                        32,318        957      3.9%         30,856        872       3.8%
  Time                                           49,796      1,796      4.8%         29,692      1,021       4.6%
                                              ---------    -------                ---------   --------
Total deposits                                  165,462      4,018      3.2%        136,285      3,038       3.0%
Borrowed funds                                   25,201        990      5.2%         25,906      1,041       5.4%
                                              ---------    -------                ---------   --------
Total interest-bearing liabilities              190,663      5,008      3.5%        162,191      4,079       3.4%

Demand deposits                                  63,064                              54,764
Other liabilities                                 2,865                               1,995
Stockholders' equity                             28,180                              24,484
                                              ---------                           ---------

Total liabilities and stockholders' equity    $ 284,772                           $ 243,484
                                              ---------                           ---------
                                              ---------                           ---------

Net interest income and margin                             $12,986      6.6%                   $11,244       6.7%
                                                           --------    -----                  --------    -------
                                                           --------    -----                  --------    -------

(1) Tax exempt income includes $269,000 and $128,000 in 1998 and 1997, respectively, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $950,000 and $808,000 are included in loan interest income for the nine months ended September 30, 1998 and 1997, respectively.

(3) Average nonaccrual loans totaling $243,000 and $220,000 are included in average loans for the nine months ended September 30, 1998 and 1997, respectively.

(4)  Annualized
                                      -7-

    For the three months ended September 30, 1998, net interest income, on a fully taxable-equivalent basis, was $4,489,000 or 6.3% of average earning assets, an increase of 15% over $3,918,000 or 6.8% of average earning assets in the comparable period in 1997. For the nine months ended September 30, 1998, net interest income, on a fully taxable-equivalent basis, was $12,986,000 or 6.6% of average earning assets, an increase of 15% over $11,244,000 or 6.7% of average earning assets in the comparable period in 1997. The increase in 1998 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $6,318,000 and $5,347,000 for the three months and $17,994,000 and $15,323,000 for the nine months ended September 30, 1998 and 1997, respectively. The increase in 1998 resulted from the growth in average earning assets. Loan yields averaged 11.1% and 11.3% for the three months ended September 30, 1998 and 1997, respectively, and 11.1% and 11.2% for the nine months of 1998 and 1997. Approximately 89% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.50% for each of the three month periods ended September 30, 1998 and 1997, and 8.50% and 8.42% for the nine months ended September 30, 1998 and 1997, respectively. Average earning assets were $284,187,000 and $262,034,000 for the three and nine months of 1998 compared to $230,417,000 and $222,901,000 for the same periods in 1997. The growth in average earning assets resulted from increased levels of deposits which were invested in loans, securities and federal funds sold.

    The increase in interest income during 1998 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.5% in each of the three month periods ended September 30, 1998 and 1997, and 3.5% and 3.4% for the nine months ended September 30, 1998 and 1997, respectively.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)


                                          Three months ended September 30,
                                          -------------------------------
                                                   1998            1997
                                              ----------       ----------
    Gain on sale of loans                        $  599          $  252
    Customer service fees                           460             471
    Loan servicing fees                             255             270
    Gains (losses)on securities transactions          1             (10)
    Other                                           172             177
                                               ----------      ----------
Total noninterest income                         $1,487          $1,160
                                               ----------      ----------
                                               ----------      ----------


                                          Nine months ended September 30,
                                          -------------------------------
                                                   1998            1997
                                              ----------       ----------
    Gain on sale of loans                        $1,895          $  905
    Customer service fees                         1,368           1,427
    Loan servicing fees                             750             792
    Gains (losses) on securities transactions        13             (10)
    Other                                           528             489
                                               ----------      ----------
Total noninterest income                         $4,554          $3,603
                                               ----------      ----------
                                               ----------      ----------

Gains on sale of loans increased as a result of a higher volume of Small Business Administration (SBA) loans sold during 1998. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. The decrease in customer service fees in 1998 relates primarily to lower levels of fees from returned items. Loan servicing fees declined due to the amortization of increased servicing assets resulting from the loan sales. Other noninterest income increased consistent with the growth of deposits.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                   Three months ended September 30,
                                 -------------------------------------
                                       1998               1997
                                 -----------------  ------------------
Salaries and benefits             $1,672      2.35%   $1,381      2.40%
Occupancy                            297      0.42%      253      0.44%
Equipment                            276      0.39%      319      0.55%
Stationery and postage               106      0.15%       84      0.15%
Insurance                             47      0.07%       61      0.11%
Legal fees                            22      0.03        23      0.04%
Other                                693      0.98%      636      1.10%
                                  -----------------  -----------------
Total noninterest expenses        $3,113      4.38%   $2,757      4.79%
                                  -----------------  -----------------
                                  -----------------  -----------------

                                   Nine months ended September 30,
                                 -------------------------------------
                                       1998               1997
                                 -----------------  ------------------
Salaries and benefits             $4,773      2.43%   $4,168      2.49%
Occupancy                            859      0.44%      726      0.43%
Equipment                            828      0.42%      867      0.52%
Stationery and postage               299      0.15%      267      0.16%
Insurance                            163      0.08%      148      0.09%
Legal fees                            68      0.03        68      0.04%
Other                              2,047      1.04%    1,883      1.13%
                                  -----------------  -----------------
Total noninterest expenses        $9,037      4.60%   $8,127      4.86%
                                  -----------------  -----------------
                                  -----------------  -----------------

The increases in 1998 were primarily related to higher staff costs and increases in other noninterest expenses. The increase in noninterest expenses reflects the additional leased space for the customer service/data processing center and new branch as well as the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1998 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 41.7% and 41.5% for the three and nine months ended September 30, 1998 compared to 39.9% and 40.3% for the comparable periods in 1997. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets increased to $308.5 million at September 30, 1998, a 18% increase from the end of 1997. Based on average balances, third quarter 1998 average total assets of $307.2 million represent an increase of 22% over the third quarter 1997 while nine month 1998 average total assets of $284.8 million represent an increase of 17% over nine months 1997.

EARNING ASSETS
LOANS

Total gross loans at September 30, 1998 were $152.0 million, a 3.8% increase from $146.4 million at December 31, 1997. Average loans in the three and nine months of 1998 were $148,602,000 and $149,662,000 representing an increases of 13% and 19% over the comparable period in 1997. At September 30, 1998 loans available for sale were $15,846,000 compared to $12,365,000 at December 31, 1997 and $10,048,000 at September 30, 1997. The 1998 increases in average total loans and loans available for sale reflected growth in real estate loans, particularly SBA guaranteed commercial real estate loans and residential mortgage loans, which in the opinion of the Company is due to improved local economic conditions and the level of interest rates. The origination of loans available for sale is significantly affected by the level of interest rates and general economic conditions. There can be no assurance the Company will maintain current origination levels in its SBA and residential mortgage lending operations as interest rates or economic conditions change.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 1998 there were no nonaccrual loans compared to $266,000 or .18% of total loans at December 31, 1997.

Table 4 presents the composition of nonperforming assets at September 30, 1998.

Table 4  Nonperforming Assets
(dollars in thousands)

                                                             September 30,
                                                                1998
                                                             -------------
Nonperforming assets:
Accruing loans past due 90 days or more                        $   --
Nonaccrual loans                                                   --
                                                               ------
Total nonperforming loans                                          --
OREO                                                              197
                                                               ------
Total nonperforming assets                                     $  197
                                                               ------
                                                               ------
Nonperforming loans as a percent of total loans                  0.00%
OREO as a percent of total assets                                0.06%
Nonperforming assets as a percent of total assets                0.06%

Allowance for credit losses                                    $3,776
  As a percent of total loans                                    2.48%
  As a percent of nonaccrual loans                                n/m%
  As a percent of nonperforming loans                             n/m%


PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" and "specific" components include management's judgment of the effect of current and forecasted economic conditions on the ability of the Company's borrowers' to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses, relies, to a great extent, on the judgment and experience of management. The Company evaluates the adequacy of its allowance for credit losses quarterly. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and future risks inherent in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 5.

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                                        Nine months ended
                                        September 30, 1998
                                          -------------
Total loans outstanding                      $ 151,961
Average total loans                            149,662

Balance, January 1                           $   3,609
Charge-offs by loan category:
  Commercial                                        79
  Installment and other                             31
  Real estate construction                          --
  Real estate-other                                 --
                                             ---------
     Total charge-offs                             110

Recoveries by loan category:
  Commercial                                        26
  Installment and other                             26
  Real estate construction                          --
  Real estate-other                                 --
                                             ---------
    Total recoveries                                52
                                             ---------
Net chargeoffs                                      58
Provision charged to expense                       225
                                             ---------
Balance, September 30                        $   3,776
                                             ---------
                                             ---------
Ratios:
  Net chargeoffs to average loans                 0.04%
  Reserve to total loans                          2.48%


OTHER INTEREST-EARNING ASSETS
For the three and nine months ended September 30, 1998, the average balance of investment securities and federal funds sold totaled $135,585,000 and $112,372,000, up from $99,043,000 and $97,236,000 for the same periods in
1997. The 1998 increases resulted from deploying additional liquidity in federal funds sold and investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile. During the first quarter of 1998, the Bank accepted a $15 million certificate of deposit from the State of California, in part to replace borrowed funds and to increase earning assets.

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

Deposits increased $64,181,000 from year-end or 32% to $265,378,000 as of September 30, 1998. Average total deposits in the three and nine months of 1998 of $256,132,000 and $228,526,000 increased from $197,157,000 and
$197,049,000 in the same periods in 1997.

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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. The Bank targets a minimum of 10% for this ratio. As of September 30, 1998, this ratio was 33.3%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 57.3% and 13.9%, respectively, as of September 30, 1998.

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

One quantitative measure of the "mismatch" between asset and liability
repricing is the interest rate sensitivity "gap" analysis.   All
interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at September 30, 1998. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.



Table 6  Interest Rate Sensitivity
(Dollars in thousands)


                                                            Next day       Over three       Over one
                                                            and within     months and       and within    Over
As of September 30, 1998                       Immediately  three months   within one year  five years    five years   Total
---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive assets:
Federal funds sold                           $  37,000       $     --       $     --       $     --       $     --     $  37,000
Investment securities:
     Treasury and agency obligations                --          2,500          5,600          1,044             --         9,144
     Mortgage-backed securities                     --          2,833          7,654         21,575         26,193        58,255
     Municipal securities                           --            694            148          3,606         10,593        15,041
     Corporate debt securities                      --             --             --          1,090         13,879        14,969
     Other                                          --             --             --             --          1,481         1,481

---------------------------------------------------------------------------------------------------------------------------------
Total investment securities                         --          6,027         13,402         27,315         52,146        98,890
Loans excluding nonaccrual loans               135,394          1,794          1,676          3,792          9,305       151,961

---------------------------------------------------------------------------------------------------------------------------------
Total rate sensitive assets                  $ 172,394      $   7,821       $ 15,078       $ 31,107       $ 61,451     $ 287,851

---------------------------------------------------------------------------------------------------------------------------------
Rate sensitive liabilities:
Deposits:
     Money market, NOW, and savings          $ 145,646      $      --       $     --       $     --       $     --     $ 145,646
     Time certificates                              --         33,514         17,182          2,852             --        53,548

---------------------------------------------------------------------------------------------------------------------------------
Total interest-bearing deposits                145,646         33,514         17,182          2,852             --       199,194
Borrowings                                          --             --             --         10,000             --        10,000

---------------------------------------------------------------------------------------------------------------------------------
  Total rate sensitive liabilities           $ 145,646      $  33,514       $ 17,182         12,852             --     $ 209,194

---------------------------------------------------------------------------------------------------------------------------------
Gap                                          $  26,748      $ (25,693)      $ (2,104)      $ 18,255       $ 61,451     $  78,657
Cumulative gap                               $  26,748      $  (1,055)      $ (1,049)      $ 17,206       $ 78,657


The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a minor negative cumulative gap in the over three months and within one year time period and a positive cumulative gap in all other time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of September 30, 1998.

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

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 70,519 shares on a post stock dividend basis, in order to enhance long term shareholder value. As of September 30, 1998, 70,350 shares had been purchased under the program.

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

The Company's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of September 30, 1998, and December 31, 1997. Capital ratios for the Company are set forth in Table 7:


Table 7 Capital Ratios

                                   September 30,          December 31,
                                         1998                 1997
                                  ------------          ------------
The Company:
Total risk-based capital ratio          14.9%                16.4%
Tier 1 risk-based capital ratio         13.7%                15.2%
Tier 1 leverage ratio                    9.7%                 9.8%

The Bank:
Total risk-based capital ratio          14.4%                15.1%
Tier 1 risk-based capital ratio         13.1%                13.9%
Tier 1 leverage ratio                    8.6%                 9.3%


YEAR 2000
The approach of the year 2000 presents significant issues for many financial, information, and operational systems. Many computer systems use only two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900 rather than 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

The following discussion of the implications of the year 2000 problem for the Company contains numerous forward-looking statements on inherently uncertain information. The cost of the project and the date on which the Company plans to complete the internal year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that the failure to modify the systems would not have a material adverse impact on the Company.

READINESS PREPARATION
The Company's plan to address the year 2000 issues includes a process of inventory, analysis, modification, testing and certification, and implementation. In 1997 the Company alerted its business customers of the year 2000 problem and is now assessing the readiness preparations of its major customers and suppliers. Reviews of the Company's information systems and information provided by the Company's primary vendors, large customers and suppliers has not identified any year 2000 readiness issues which appear to be unresolvable by December 31, 1999.

The Company's major critical information system is its core transaction processing software which provides transaction processing for loans, deposits and general ledger. The vendor supplying the Company's core transaction processing software has provided evidence of year 2000 readiness. Efforts continue to ascertain the year 2000 readiness of various systems that integrate information into the core processing software. To date, no significant information systems have been found not ready for year 2000. Among the major actions remaining is the testing of the core processing software and other systems which integrate into the core processing software. Other purchased software and systems supported by external parties are also being tested as part of the year 2000 program. In addition, contingency plans are being developed to reduce the impact of potential events that may occur. However, there can be no guarantee that the systems of vendors or customers with which the Company does business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

The Company does not significantly rely on embedded technology in its critical processes. Embedded technology typically controls operations such as power management and related facilities functions. Year 2000 risks associated with embedded technology in the Company's facilities appear low.

The Company is reliant on suppliers and customers, and year 2000 issues with both groups are being addressed. Inquiries regarding year 2000 readiness plans will be directed to vendors upon whom there is significant reliance and those vendors found to pose a significant risk will be asked to demonstrate how that risk will be addressed. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk.
Replacements may be effected where necessary. The Company, however, has no viable alternative for some suppliers, such as power distribution and local telephone companies. These companies are still being monitored and the results will be used as information for contingency planning. As with all financial institutions, the Company places a high degree of reliance on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the core processing system.

The Company is also reliant on its customers to make necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Borrowers, funding sources and large depositors are being reviewed to determine those with financial volumes sufficiently large to warrant inquiry and assessment of the year 2000 readiness preparation. Financial volumes include loans and unused commitments, collected deposit balances, ACH, foreign exchange, etc.

The population of customers with loans and unused commitments outstanding ("borrowers") pose the highest risk level of concern for any lender. Business purpose borrowings exceeding $50,000 are being assigned one of three year 2000 risk levels: low, medium or high. Completion of the assignment of risk is expected in the fourth quarter of 1998.

Ongoing reassessments with risk mitigation plans will be made for all levels of risk. Customers with low and medium risk will be reassessed annually, while customers with high risk will be reassessed at least quarterly. The risk mitigation plan will evaluate whether year 2000 issues will materially affect the customer's cash flows, asset account values related to its balance sheet, and/or collateral pledged to the Bank. The risk mitigation plan is incorporated into the normal credit review process.

COST
Amounts expensed in the first nine months of 1998 were not significant to the Company's financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management does not believe the amounts expensed during 1998 and 1999 will have a material effect on the Company's financial position, results of operations or cash flows. In addition, the Company may also replace certain equipment and software to ensure year 2000 readiness. The cost of the replacement items will be expensed over the useful lives of those assets. During the third quarter of 1998 six existing automated teller machines were replaced with new machines at a cost of approximately $300,000 due in part to year 2000 issues with the existing equipment. The cost of other identified replacement items and contingency equipment is estimated at less than $100,000. Estimated total costs could change as analysis continues.

RISKS
The principal risks associated with the year 2000 problem can be grouped into three categories. The first is the risk that the Company does not successfully ready its operations for the next century. The second is the risk of disruption of the Company's operations due to operational failures of third parties. The third is the risk of business interruption among fund providers and obligors such that expected funding and repayment does not take place.

The only risk largely under the Company's control is preparing its internal operations for the year 2000. The Company, like other financial institutions, is heavily dependent on its computer systems. The complexity of these systems and their dependence on one another makes it impossible to switch to other systems almost immediately as would be necessary if necessary corrections were not made in advance. Management believes it will be able to make the necessary corrections in advance.

Failure of third parties may jeopardize Company operations, but how seriously depends on the nature and duration of such failures. The most serious impact on the Company operations from suppliers would result if basic services such as telecommunications, electric power suppliers and services provided by other financial institutions and governmental agencies were disrupted. Significant public disclosure of the state of readiness among basic infrastructure and other suppliers has not generally been available.
Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its suppliers.

Operational failures among the Company's sources of major funding, larger borrowers and capital market counterparties could affect their ability to continue to provide funding or meet obligations when due. Similar to the situation outlined above with suppliers, public information has been scant. Although the Company's inquiries are underway, the Company does not yet have the information to estimate the likelihood of significant disruptions among its funding sources and obligors.

PROGRAM ASSESSMENT
Senior management and banking regulators regularly assess the Company's year 2000 preparations. Additionally, a consulting and services firm has been retained to review and advise senior management on internally developed testing plans for critical systems.

CONTINGENCY PLANS

The Company is developing remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure. Most contingent action plans prepared at this time involve manual processing of transactions. Given the size, scope and complexity of the Company's operations, manual processing appears a viable alternative for most information systems other than the core processing system.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information

          On October 21, 1998, the Coast Bancorp Board of Directors declared a cash dividend of fourteen cents ($0.14) per share, payable November 25, 1998, to shareholders of record on November 5, 1998.

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

Date:  November 12, 1998

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