Form 10-K405
period 1998-12-31
COAST BANCORP
filed 1999-03-29
CIK 1021006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           --------------------------

                                   FORM 10-K

(MARK ONE)

  /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     FOR THE TRANSITION PERIOD FROM TO ________________ TO ________________

                          COMMISSION FILE NO. 0-28938
                           --------------------------

                                 COAST BANCORP

             (Exact name of registrant as specified in its charter)

                 CALIFORNIA                            77-0401327
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

              740 FRONT STREET                            95060
  (Address of principal executive offices)             (Zip Code)
                            SANTA CRUZ, CALIFORNIA
                (City and State of principal executive offices)

                                 (831) 458-4500
               Registrant's telephone number, including area code
                           --------------------------

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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on March 23, 1999, on the NASDAQ National Market System was $46,805,976.

    At March 23, 1999, 4,778,858 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                                                PARTS OF FORM 10-K
DOCUMENTS INCORPORATED                                                                       INTO WHICH INCORPORATED
-----------------------------------------------------------------------------------------  ----------------------------
Definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders to be
 filed within 120 days of the end of the fiscal year ended December 31, 1998.............            Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                                                             PAGE
                                                                                                           ---------
PART I
ITEM 1.            BUSINESS..............................................................................          1
ITEM 2.            PROPERTIES............................................................................         10
ITEM 3.            LEGAL PROCEEDINGS.....................................................................         11
ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................         11
PART II
ITEM 5.            MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.............         11
ITEM 6.            SELECTED FINANCIAL DATA...............................................................         12
ITEM 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
                     OPERATIONS..........................................................................         13
ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................         29
ITEM 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................         31
ITEM 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                     DISCLOSURE..........................................................................         53
PART III
ITEM 10.           DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT....................................         53
ITEM 11.           EXECUTIVE COMPENSATION................................................................         53
ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................         53
ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................         53
PART IV
ITEM 14.           EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K......................         53
INDEX TO EXHIBITS........................................................................................         54
SIGNATURES...............................................................................................         55

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Coast Bancorp is a commercial bank holding company incorporated in the State of California in 1995. We were formed to acquire Coast Commercial Bank located in Santa Cruz, California. Coast Commercial Bank incorporated as a California state banking corporation on April 27, 1981, and commenced operations on February 17, 1982. We became the holding company for the Bank on July 25, 1995.

    On January 20, 1999 our board of directors approved a 2-for-1 stock split effective for shareholders of record on February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

GENERAL BANKING SERVICES

    We engage in a broad range of financial services activities in our primary market of Santa Cruz County, and also serve the adjacent areas of San Benito, Santa Clara and Monterey counties. The City of Santa Cruz, situated 80 miles south of San Francisco and 35 miles southwest of San Jose, is the largest city in Santa Cruz County.

    We emphasize the needs of local business people and serve individuals, retailers, professionals and small and medium-sized businesses and operates through our corporate offices located in Santa Cruz, California and through our branch offices located in Santa Cruz, Aptos, Capitola, Scotts Valley and Watsonville, California. Services offered include a full range of commercial banking services, including the acceptance of demand, savings and time deposits, overdraft protection for checking accounts, and the making of commercial, real estate (including residential mortgage), personal, home improvement, automobile and other installment and term loans. We are one of the largest Small Businesses Administration ("SBA") lenders in California and have been granted status as a "preferred lender," allowing us to make SBA loans without first having the SBA approve the loan, and are also a seller/servicer of Freddie Mac mortgage loans. We also offers travelers' checks, safe deposit boxes, notary public services, Visa credit cards, courier service for pick-up of non-cash deposits, debit cards usable at many ATM's and retailers nationwide and a 24 hour telephone service for deposit and loan account information. We operate automated teller machines at our branches and at Seascape Village in Aptos, California. Our Investment Services Department provides financial planning services, financial consulting, asset management and the purchase and sale of stocks and bonds through a third party provider.

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

    We currently have no applications pending to open additional branch offices, but we may increase the number of our banking facilities in the Bank's trade areas when expansion is appropriate. Banking facilities that may be considered in any future expansion include traditional branch offices and mini-branch offices as in-fill strategies and loan production offices in neighboring counties. No such facilities are currently under development. Expansion is, of course, dependent on obtaining the necessary governmental approvals, a continued earnings pattern and absence of adverse effects from economic conditions, governmental monetary policies or competition. No assurance can be given that expansion of our banking operations can be accomplished without being required to raise additional capital in the future.

    Coast Commercial Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and each depositor's account is insured up to $100,000. We do not directly offer trust services or international banking services and do not plan to do so in the near future.

COMPETITION

    Our service area consists of Santa Cruz County and extends into the adjacent areas of San Benito, Santa Clara and Monterey counties. It is estimated that Santa Cruz County contains 30 competitive banking offices, of which 3 offices are owned by other independent banks. However, the Bank is the only independent bank headquartered in Santa Cruz County. It is estimated that the primary service area also contains 20 offices of savings and loan associations, and 7 offices of credit unions. Based upon total bank deposits as of June 30, 1998 (the last period for which data is available), we are fifth in market share in Santa Cruz County.

    The banking business in California generally, and in our primary service area specifically is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over us are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. These institutions offer certain services such as trust services and international banking which we do not directly offer (but are offered indirectly through correspondent institutions), and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital), they have substantially higher lending limits than our lending limit. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with money-market funds for deposits.

    In order to compete with major financial institutions and other competitors in our service areas, we build and retain our customer base by drawing upon the experience of our executive and senior officers in serving business individuals, and upon our specialized services, local promotional activities and the personal contacts made by our officers, directors and employees. Our officers and employees are strongly encouraged to participate in local civic and charitable organizations and events, which has also serve to promote our business. For customers whose loan demand exceeds our legal lending limit, we may arrange for large loans on a participation basis with correspondent banks. Our lending limit is 15% of our capital and allowance for credit losses for unsecured loans and 25% of our capital and allowance for credit losses for secured loans.

DEPOSITS

    Most of our deposits are attracted from individuals, small and medium-sized businesses and professionals. No single customer relationship accounts for a significant portion of our deposits.

LENDING ACTIVITIES

    We engage in a full complement of lending activities, including commercial, real estate, SBA and consumer/installment loans.

    According to reports from the SBA for the federal fiscal year ended September 30, 1998, we are one of the largest lenders in Northern California in the SBA loan program. We make SBA loans from $20,000 to $1,500,000. SBA 7(a) loans are for working capital, inventory and other purposes, and are government-guaranteed up to 80% of the loan amount. We also make SBA loans for the purchase or construction of owner occupied real estate which are also guaranteed up to 80%. The SBA loan program is subject to political and budgetary uncertainty which in recent years has resulted in a reduction of the guaranteed portion of SBA loans and lower maximum loan amounts. For example, during the federal fiscal year ended September 30, 1995, budgetary constraints required the SBA to lower the maximum loan amount to

$500,000. In October 1995, legislation restored the maximum loan amount to $1,500,000 and imposed additional fees on the program's lenders to raise additional revenue for the SBA.

    We also make commercial real estate loans for other purposes such as the purchase or refinance of offices, warehouses, professional buildings, and industrial buildings, including SBA loans. A portion of these loans are SBA loans which are guaranteed by the U.S. government in an amount up to 90% of the loan. Commercial real estate loans generally are fully amortized over 15 years or have a 10 year term with a twenty-five year amortization, and typically have a maximum loan to value ratio of 70%. SBA loans for this purpose have a term of up to 25 years and a maximum loan to value ratio of 90%. The Bank had outstanding real estate term loans of $95,360,000 or 59% of our loan portfolio at December 31, 1998.

    We make commercial loans to small-to-medium sized businesses for working capital, lines of credit, loans secured by inventory and receivables, and term loans for equipment and for working capital. Typically, we obtain a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 80%. As of December 31, 1998, we had $38,874,000 in loans for these purposes representing 24% of the our loan portfolio.

    We make real estate construction loans for the construction of single and multi-family residential units, commercial and industrial properties, and SBA approved owner occupied commercial real estate. These loans typically have pre-qualified take outs for permanent financing or stand-by commitments and a maximum loan to value ratio of 70%. We also make loans for lot or land development with a maximum loan to value ratio of 60%. Construction loans are secured by a first deed of trust. As of December 31, 1998, we had outstanding real estate construction loans of $22,206,000 representing 14% of the our loan portfolio.

    Consumer and installment loans are made for household, family and other personal expenditures on both a secured and unsecured basis. As of December 31, 1998 we had a total of $4,536,000 in consumer and installment loans representing 3% of the our loan portfolio.

    We make residential mortgage loans which are typically 30 year loans with either adjustable or fixed interest rates. These loans are sold to Freddie Mac on a "servicing retained" basis, i.e., we continue to be paid a fee for collecting payments on the loan and performing other services, or to other investors on a "servicing released" basis, i.e. we have no further involvement in the loan.

    We sell the guaranteed portion of SBA loans which we originate into the secondary market as a source of liquidity and earnings. Additionally, we sell residential mortgage loans we originate into the secondary market in order to divest ourselves of the interest rate risk associated with these mostly fixed interest rate products. No recourse is available to buyers of these loans after 90 days from the sale. Total loans serviced for other investors were $127,192,000 as of December 31, 1998. For the years ended December 31, 1998, 1997 and 1996, we sold loans totaling $82,869,000, $48,255,000, and $38,497,000, respectively.

    Through 1995, we accounted for these loan sales in accordance with the Emerging Issues Task Force Issues No. 88-11, "Allocation of Recorded Investment When a Loan or Part of a Loan is Sold," No. 86-38, "Implications of Mortgage Prepayments on Amortization of Servicing Rights," and No. 84-21, "Sale of a Loan with a Partial Participation Retained". Effective January 1, 1996, we adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights" issued by the Financial Accounting Standards Board
(FASB). This statement eliminated the accounting distinction between rights to service mortgage loans for others that are acquired through loan origination activities and those acquired through purchase transactions. Under this statement, if we sell or securitize loans and retain the mortgage servicing rights, we allocate the total cost of the mortgage loan to the loan and the mortgage servicing rights based on their relative fair values. Any cost allocated to the mortgage servicing rights should be recognized as a separate asset and amortized over the period of estimated net service income. The adoption of SFAS No. 122 did not have a significant effect on our financial position or results of operations.

    The FASB issued SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities" in June 1996 effective for transactions occurring after December 31, 1996. SFAS No. 125 supercedes SFAS No. 122 and requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing. We adopted SFAS 125 effective January 1, 1997 and the adoption of SFAS No. 125 did not have a significant impact on our financial position or results of operations.

    Credit risk relates to the ability of a borrower to repay the principal and interest on their loan and is managed by adherence to credit standards and the taking of collateral to secure most of our loans. These risks are generally inherent in commercial lending. Certain risks are specific to particular types of lending in which we engage such as real estate lending. The major risk inherent in real estate lending is the potential decline in the value of the property for market reasons or due to the condition of the property.

OTHER SERVICES

    Our Investment Services Department employs 2 investment professionals. The Investment Services Department offers financial planning services; asset management services through the use of two unaffiliated investment managers; retirement plans such as 401(k) plans, IRAs and SEPs; mutual funds; and the purchase and sale of stocks and bonds on an unsolicited basis.

SUPERVISION AND REGULATION

    Coast Commercial Bank is chartered under the banking laws of the State of California and is subject to the supervision of, and is regularly examined by, the Commissioner and the FDIC.

    Coast Bancorp is a bank holding company within the meaning of The Bank Holding Act, as amended, (the "BHC Act") is registered as such with and is subject to the supervision of the Federal Reserve Board ("FRB").

    Certain legislation and regulations affecting us are discussed below.

GENERAL

    As a bank holding company, Coast Bancorp is subject to the BHC Act. Coast Bancorp reports to, registers with, and is examined by the FRB. The FRB also has the authority to examine the our subsidiaries which includes Coast Commercial Bank.

    The FRB requires us to maintain certain levels of capital. See" Capital Standards" herein. The FRB also has the authority to take enforcement action against any bank holding company that commits any unsafe or unsound practice, or violates certain laws, regulations, or conditions imposed in writing by the FRB.

    Under the BHC Act, a company generally must obtain the prior approval of the FRB before it exercises a controlling influence over, or acquires directly or indirectly, more than 5% of the voting shares or substantially all of the assets of any bank or bank holding company. Thus, we are required to obtain the prior approval of the FRB before we acquire, merge or consolidate with any bank, or bank holding company; any company seeking to acquire, merge or consolidate with us also would be required to obtain the FRB's approval.

    We are generally prohibited under the BHC Act from acquiring ownership or control of more than 5% of the voting shares of any company that is not a bank or bank holding company and from engaging directly or indirectly in activities other than banking, managing banks, or providing services to affiliates of the holding company. A bank holding company, with the approval of the FRB, may engage, or acquire the voting shares of companies engaged, in activities that the FRB has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. A bank holding company must demonstrate that the benefits to the public of the proposed activity will outweigh the possible adverse effects associated with such activity.

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

    Transactions between Coast Bancorp, Coast Commercial Bank and any future subsidiaries of Coast Bancorp are subject to a number of other restrictions. FRB policies forbid the payment by bank subsidiaries of management fees which are unreasonable in amount or exceed the fair market value of the services rendered (or, if no market exists, actual costs plus a reasonable profit). Additionally, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with the extension of credit, sale or lease of property, or furnishing of services. Subject to certain limitations, depository institution subsidiaries of bank holding companies may extend credit to, invest in the securities of, purchase assets from, or issue a guarantee, acceptance, or letter of credit on behalf of, an affiliate, provided that the aggregate of such transactions with affiliates may not exceed 10% of the capital stock and surplus of the institution, and the aggregate of such transactions with all affiliates may not exceed 20% of the capital stock and surplus of such institution. Coast Bancorp may only borrow from depository institution subsidiaries if the loan is secured by marketable obligations with a value of a designated amount in excess of the loan. Further, Coast Bancorp may not sell a low-quality asset to a depository institution subsidiary.

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

    See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for our capital ratios at December 31, 1998.

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

    The FRB has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its stockholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each divident and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition. Further, the Company is expected to act as a source of financial strength for each of its subsidiary banks and to commit resources to support each subsidiary bank in circumstances when it might not do so absent such policy.

    Our ability to pay dividends depends in large part on the ability of Coast Commercial Bank to pay management fees and dividends to the Company. The ability of its subsidiary banks to pay dividends will be subject to restrictions set forth in the California Banking Law and regulations of the FDIC.

    The payment of dividends by a state bank is further restricted by additional provisions of state law. Under Section 642 of the California Financial Code, funds available for cash dividend payments by a bank are restricted to the lesser of: (i) retained earnings; or (ii) the bank's net income for its three fiscal years (less any distributions to stockholders made during such period). However, under Section 643 of the California Financial Code, with the prior approval of the Commissioner, a bank may pay cash dividends in an amount not to exceed the greater of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. However, if the Commissioner finds that the stockholders' equity of the bank is not adequate or that the payment of a dividend would be unsafe or unsound, the Commissioner may order such bank not to pay a dividend to stockholders. Currently, it is permissible for Coast Commercial Bank to pay cash dividends without the Commissioner's prior approval.

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

COMMUNITY REINVESTMENT ACT

    Banks are subject to the Community Reinvestment Act ("CRA"), which was enacted in 1977 to promote lending by financial institutions to individuals and businesses located in low and moderate income areas. New CRA regulations went into effect as of July 1, 1997. As revised the CRA regulations emphasize an assessment of actual performance rather than of the procedures followed by a bank, to evaluate compliance with the CRA. Overall CRA compliance continues to be rated across a four-point scale from "outstanding" to "substantial noncompliance," and continues to be a factor in review of applications to merge, establish new branches or form bank holding companies. In addition, any bank rated in "substantial noncompliance" with the revised CRA regulations may be subject to enforcement proceedings.

    The regulations provide that "small banks", which are defined to include any independent bank with total assets of less than $50 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

    (1) The "streamlined assessment method" applicable to small banks requires that a bank's CRA compliance be evaluated pursuant to five "assessment criteria," including its (i) loan-to-deposit ratio (as adjusted for seasonal variations and other lending-related activities, such as sales to the secondary market or community development lending); (ii) percentage of loans and other lending-related activities in the bank's service area(s); (iii) distribution of loans and other lending-related activities among borrowers of different income levels, given the demographic characteristics of its service area(s); (iv) geographic distribution of loans and other lending-related activities within its service area(s); and (v) record of response to written complaints, if any, about its CRA performance.

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

    The FFIEC has established guidelines for all banks to ensure that their systems recognize the Year 2000. The requirements include establishing, implementing and monitoring a Year 2000 plan; efforts to monitor the progress of vendors in changing systems used by banks; requiring bank management to provide status reports to its board of directors at least quarterly regarding the bank's internal corrective efforts; and monitoring the ability of the bank's vendors to provide Year 2000 compliant products and services. Federal banking agencies are examining banks for Year 2000 compliance.

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

RECENT AND PROPOSED LEGISLATION

    On July 29, 1998, the Homeowners Protection Act of 1998 was enacted which requires the automatic cancellation and notice of cancellation rights for private mortgage insurance that is required as a condition for entering into a residential mortgage transaction. This law will become effective on July 29, 1999.

    On December 1, 1998, the FDIC published a final rule revising the FDIC's rules and regulations governing the activities and investments on insured state nonmember banks, and consolidating those rules and regulations into a single section, Part 362 of the FDIC's Rules and Regulations. The FDIC also approved updating and incorporating into Part 362 portions of the FDIC's rules and regulations governing securities activities of subsidiaries and affiliates of insured state nonmember banks. The revised rule provides the framework pursuant to which certain state chartered banks or their majority owned subsidiaries may engage in activities that are permissable for national banks or their subsidiaries. All contemplated activities must, however, be permitted by the institution's chartering authority. In addition, if an activity or equity investment is permissable under state law, the revised rule will allow the FDIC to move more expeditiously on requests. The notice procedure in the final fule will expedite the processing of requests from banks meeting various eligibility requirements. The types of activities to which notice processing has been extended includes securities underwriting and real estate investment activities.

    In early January, 1999, United States House of Representatives Banking Committee Chairman James A. Leach introduced a new Glass-Steagall Bill, the "Financial Services Act of 1999," which provides, in part, for the merger of commercial investment banking through the repeal of Section 20 of the Glass-Steagall Act. Section 20 prohibits banks from affiliating with entities that are "engaged principally" in the sale and underwriting of corporate equity and bonds. Section 32 restricts banks and securities firms from sharing officers, employees or directors.

IMPACT OF MONETARY POLICIES

    Banking is a business which depends on interest rate differentials. In general, the difference between the interest paid by a bank on its deposits and other borrowings, and the interest rate earned by banks on loans, securities and other interest-earning assets comprises the major source of banks' earnings. Thus, the earnings and growth of banks are subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the FRB. The FRB implements national monetary policy, such as seeking to curb inflation and combat recession, by its open-market dealings in United States government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements and through adjustments to the discount rate applicable to borrowings by banks which are members of the FRB. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits and also affect interest rates. The nature and timing of any future changes in such policies and their impact on us cannot be predicted. In addition, adverse economic conditions could make a higher provision for loan losses a prudent course and could cause higher loan loss charge-offs, thus adversely affecting a bank's net earnings.

ACCOUNTING PRONOUNCEMENTS

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require us to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. The Company has no derivative instruments outstanding as of December 31, 1998 and management believes adoption of this Statement will not have a material impact on our financial position or results of operations. At the date of adoption, the impact on our financial position and results of operation will depend upon the accumulated net gain or loss, if any, of the effective portion of cash flow hedges and the ineffective portion of cash flow or any other hedges. The Statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Emterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which established accounting and reporting standards for certain activities of mortage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests based on its ability or intent to sell or hold those investments. Management believes the adoption of SFAS No. 134 will have no impact on our financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998, earlier application permitted.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Sop 98-1 requires the capitalization of eligle costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a material effect on the our financial position or results of operations. The statement is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. We expect to adopt SOP 98-1 as of January 1, 1999.

    In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on our financial position or results of operations. The statement is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. We expect to adopt SOP 98-5 as of January 1, 1999.

ENVIRONMENTAL MATTERS

    We are not involved in any administrative or judicial proceedings pursuant to federal, state or local laws or regulations regarding the discharge of materials into the environment or whose purpose is to protect the environment.

EMPLOYEES

    At December 31, 1998, we employed one hundred forty (140) persons including forty-eight (48) part-time employees, four (4) executive officers and thirty
(30) other Vice Presidents and Assistant Vice Presidents. Our employees are not currently represented by a union or covered under a collective bargaining agreement. We believe that our employee relations are excellent.

ITEM 2.  PROPERTIES

    Our administrative offices are leased on a month-to-month basis. Our branches and operations facilities are occupied under other leases which expire at various dates through 2002 and in most instances, include options to renew or extend at market rates and terms.

ITEM 3.  LEGAL PROCEEDINGS

    We are a party to routine litigation which is incidental to our business. As of December 31, 1998, there are no pending legal proceedings to which we are a party which may have a materially adverse effect upon our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the stockholders of our common stock during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    A. Our Common Stock trades on The NASDAQ Stock Market-SM- under the symbol CTBP. Our Common Stock began trading on the The NASDAQ Stock MarketSM on February 19, 1997. Prior to that time, the our Common Stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading.

    The prices indicated below may not necessarily represent actual transactions.

                                                                                                  SALE PRICE OF THE
                                                                                                   COMPANY'S COMMON
                                                                                                        STOCK
                                                                                                 --------------------
QUARTER ENDED 1998                                                                                  BID        ASK
-----------------------------------------------------------------------------------------------  ---------  ---------
December 31....................................................................................  $   16.25  $   19.00
September 30...................................................................................      18.00      23.50
June 30........................................................................................      17.27      22.63
March 31.......................................................................................      16.36      18.64


QUARTER ENDED 1997                                                                                  BID        ASK
-----------------------------------------------------------------------------------------------  ---------  ---------
December 31....................................................................................  $   13.64  $   17.05
September 30...................................................................................      10.68      15.45
June 30........................................................................................       9.66      11.36
March 31.......................................................................................       8.35      11.59

    B. As of March 23, 1999, the approximate number of registered holders of our Common Stock was 384. In addition, the approximate number of beneficial shareholders was 436.

    C. We paid a cash dividend of $0.08 per share in the first quarter of 1999, a 10% stock dividend in May 1998, and cash dividends of $0.07 per share in each quarter during 1998; and cash dividends of $0.0523 per share in each quarter of 1997.

    There can be no assurances that we will pay either cash or stock dividends in the future.

    We consider the payment of cash dividends in order to return a portion of our profits to stockholders. In considering the amount of cash dividends to be paid, if any, we consider the maintenance of a consistent dividend policy as part of our efforts to make the Company's stock attractive to investors; the amount and frequency of dividends; the payout ratio; our need to have sufficient funds available to pay our expenses; and compliance with applicable laws, regulations and other regulatory requirements.

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

    The holding company's primary source of revenue is dividends from Coast Commercial Bank. The payment of dividends by the bank is subject to various legal and regulatory requirements. See Item 1 "Restrictions on Dividends and Other Distributions."

ITEM 6.  SELECTED FINANCIAL DATA

    Presented below is selected financial data for the last five years. The data is calculated from our audited consolidated financial statements.

                                                                          DECEMBER 31,
                                                   ----------------------------------------------------------
                                                      1998        1997        1996        1995        1994
                                                   ----------  ----------  ----------  ----------  ----------
                                                      (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT SUMMARY:
Net interest income..............................  $   17,364  $   15,052  $   13,435  $   12,366  $    9,936
Provision for credit losses......................         300         450         900         900         600
Noninterest income...............................       5,860       5,060       4,898       3,558       4,044
Noninterest expenses.............................      12,355      11,006      10,539       9,855       9,463
Income before income taxes.......................      10,569       8,656       6,894       5,169       3,917
Provision for income taxes.......................       4,408       3,501       2,766       2,020       1,479
Net income.......................................       6,161       5,155       4,128       3,149       2,438
PERIOD END:
Total loans, gross...............................     160,976     146,427  $  123,721  $  106,840  $   97,648
Assets...........................................     324,748     261,505     236,915     207,668     175,861
Deposits.........................................     280,810     201,197     185,467     164,046     152,130
Stockholders' equity.............................      30,197      27,764      23,193      20,984      17,710
AVERAGES FOR PERIOD:
Total loans, gross...............................     151,374     128,974  $  115,743  $   99,842  $   94,273
Earning assets...................................     269,640     226,650     199,588     167,089     144,093
Assets...........................................     292,227     247,378     217,735     184,977     161,686
Deposits.........................................     238,832     193,260     171,096     151,960     143,195
Stockholders' equity.............................      28,649      25,092      21,466      19,538      17,113
SELECTED RATIOS:
Net interest margin..............................         6.4%        6.6%        6.7%        7.4%        6.9%
Efficiency ratio.................................        53.2%       54.7%       57.5%       61.9%       67.7%
Allowance for credit losses to total loans.......         2.4%        2.5%        2.6%        2.3%        1.9%
Return on average assets.........................         2.1%        2.1%        1.9%        1.7%        1.5%
Return on beginning stockholders' equity.........        22.2%       22.2%       19.7%       17.8%       15.0%
Dividend payout ratio............................        21.4%       19.7%       21.5%       26.0%       28.0%
CAPITAL RATIOS:
Average equity to average assets.................         9.8%       10.1%        9.9%       10.6%       10.6%
Total risk-based capital ratio...................        15.4%       16.7%       16.4%       16.9%       15.4%
Tier 1 risk-based capital ratio..................        14.2%       15.4%       15.2%       15.7%       14.2%
Tier 1 leverage ratio............................         9.5%       10.3%        9.8%       10.2%       10.9%
PER SHARE DATA:
Diluted net income...............................  $     1.25  $     1.05  $     0.84  $     0.63  $     0.49
Book value.......................................  $     6.33  $     5.73  $     4.77  $     4.22  $     3.54
Cash dividends declared..........................  $      .28  $      .21  $      .18  $     0.16  $     0.14
Weighted average diluted common shares
  outstanding....................................   4,936,192   4,931,392   4,919,495   5,016,627   5,011,598

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEAE SEE THE DISCUSSION CONTAINED BELOW AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

    You should read the following discussion and analysis of our financial condition and the results of our operations for the years ended December 31, 1998, 1997, and 1996 together with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with those financial statements and the related notes. Averages as presented in the following tables are substantially all based upon daily average balances.

BUSINESS ORGANIZATION

    We are a California corporation organized in 1995 to act as the holding company for Coast Commercial Bank, a California state chartered bank which opened in 1982 with headquarters in Santa Cruz and branch offices in Aptos, Santa Cruz, Scotts Valley and Watsonville. During 1995 we acquired through merger all of the outstanding common stock of the bank. The merger was accounted for similar to a pooling of interests in that the historical cost basis of Coast Commercial Bank has been carried forward. We currently conduct no significant business activities other than our investment in Coast Commercial Bank. Consequently, substantially all of the our net income, assets and equity are derived from our investment in Coast Commercial Bank.

    We engage in commercial and consumer banking, offering a range of traditional banking products and services to individuals, retailers, small and medium-sized businesses and professionals, primarily within the Santa Cruz County area.

OVERVIEW

    Net income was $6,161,000 for the year ended December 31, 1998, an increase of 20% from 1997 net income of $5,155,000. Net income reported for 1997 represented an increase of 25% from 1996 net income of $4,128,000. On a diluted per share basis, net income for 1998 was $1.25 compared with $1.05 and $0.84 for the preceding two years. The increase in net income in 1998 over 1997 was caused by the increases in net interest income and noninterest income exceeding the increase in noninterest expenses and a decrease in the provision for loan losses. The change in net income in 1997 over 1996 was due the increases in net interest income and noninterest income exceeding the increase in noninterest expenses and a decrease in the provision for loan losses.

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

    Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the years ended December 31, 1998, 1997, and 1996.

                   TABLE 1 COMPONENTS OF NET INTEREST INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                        -----------------------------------------------------------------------------------
                                                       1998                                 1997                    1996
                                        -----------------------------------  -----------------------------------  ---------
                                         AVERAGE                  AVERAGE     AVERAGE                  AVERAGE     AVERAGE
                                         BALANCE    INTEREST       RATE       BALANCE    INTEREST       RATE       BALANCE
                                        ---------  -----------  -----------  ---------  -----------  -----------  ---------
                                                                      (DOLLARS IN THOUSANDS)
Assets:
Loans(1)(2)...........................  $ 151,374   $  16,891         11.2%  $ 128,974   $  14,383         11.2%  $ 115,746
Securities:
  Taxable.............................     78,115       5,140          6.6%     68,896       4,721          6.9%     61,929
  Nontaxable(3).......................     13,683       1,073          7.8%      5,920         501          8.5%      6,025
Federal funds sold....................     26,468       1,388          5.2%     22,860       1,244          5.4%     15,888
                                        ---------  -----------         ---   ---------  -----------         ---   ---------
Total earning assets..................    269,640      24,492          9.1%    226,650      20,849          9.2%    199,588
Cash and due from banks...............     17,688                               16,603                               13,993
Allowance for credit losses...........     (3,716)                              (3,451)                              (2,882)
Unearned income.......................     (2,771)                              (1,874)                              (1,663)
Bank premises and equipment, net......      2,256                                2,046                                2,200
Other assets..........................      9,130                                7,404                                6,499
                                        ---------                            ---------                            ---------
Total assets..........................  $ 292,227                            $ 247,378                            $ 217,735
                                        ---------                            ---------                            ---------
                                        ---------                            ---------                            ---------
Interest-bearing liabilities:
Deposits:
  Demand..............................  $  86,809       1,715          2.0%  $  76,638       1,613          2.1%  $  72,035
  Savings.............................     36,809       1,471          4.0%     29,652         950          3.2%     27,342
  Time................................     50,531       2,404          4.8%     30,814       1,609          5.2%     23,867
                                        ---------  -----------         ---   ---------  -----------               ---------
Total deposits........................    174,149       5,590          3.2%    137,104       4,172          3.0%    123,244
Borrowed funds........................     21,629       1,174          5.4%     26,881       1,455          5.4%     23,528
                                        ---------  -----------         ---   ---------  -----------               ---------
Total interest-bearing liabilities....    195,778       6,764          3.5%    163,985       5,627          3.4%    146,772
Demand deposits.......................     64,683                               56,156                               47,852
Other liabilities.....................      3,117                                2,145                                1,645
Stockholders' equity..................     28,649                               25,092                               21,466
                                        ---------                            ---------                            ---------
Total liabilities and stockholders'
  equity..............................  $ 292,227                            $ 247,378                            $ 217,735
                                        ---------                            ---------                            ---------
                                        ---------                            ---------                            ---------
Net interest income and margin........              $  17,728          6.6%              $  15,222          6.7%
                                                   -----------         ---              -----------         ---
                                                   -----------                          -----------


                                                       AVERAGE
                                         INTEREST       RATE
                                        -----------  -----------

Assets:
Loans(1)(2)...........................   $  12,845         11.1%
Securities:
  Taxable.............................       4,235          6.8%
  Nontaxable(3).......................         509          8.4%
Federal funds sold....................         832          5.2%
                                        -----------         ---
Total earning assets..................      18,421          9.2%
Cash and due from banks...............
Allowance for credit losses...........
Unearned income.......................
Bank premises and equipment, net......
Other assets..........................

Total assets..........................

Interest-bearing liabilities:
Deposits:
  Demand..............................       1,388          1.9%
  Savings.............................         819          3.0%
  Time................................       1,228          5.1%
                                        -----------
Total deposits........................       3,435          2.8%
Borrowed funds........................       1,378          5.9%
                                        -----------
Total interest-bearing liabilities....       4,813          3.3%
Demand deposits.......................
Other liabilities.....................
Stockholders' equity..................

Total liabilities and stockholders'
  equity..............................

Net interest income and margin........   $  13,608          6.8%
                                        -----------         ---
                                        -----------

------------------------------

(1) Loan fees totaling $1,320,000, $1,172,000, and $974,000 are included in loan interest income for 1998, 1997, and 1996, respectively.

(2) Average nonaccrual loans totaling $458,000, $229,000, and $511,000 are included in average loans for 1998, 1997 and 1996, respectively.

(3) Tax exempt income includes $365,000, $170,000, and $173,000 in 1998, 1997, and 1996, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.

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

                          TABLE 2 RATE/VOLUME ANALYSIS

                                                            1998 COMPARED TO 1997 INCREASE     1997 COMPARED TO 1996 INCREASE
                                                              (DECREASE) DUE TO CHANGE IN        (DECREASE) DUE TO CHANGE IN
                                                           ---------------------------------  ---------------------------------
                                                            VOLUME      RATE     NET CHANGE    VOLUME      RATE     NET CHANGE
                                                           ---------  ---------  -----------  ---------  ---------  -----------
                                                                                  (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans....................................................  $   2,521  $    (144)  $   2,377   $   1,458  $     166   $   1,624
Securities...............................................        865        126         991         468          9         477
Federal funds sold.......................................        196        (52)        144         365         47         412
                                                           ---------  ---------  -----------  ---------  ---------  -----------
Total interest income....................................      3,582        (70)      3,512       2,291        222       2,513
Interest bearing deposits:
Demand...................................................        207        (49)        158         105        120         225
Savings..................................................        270         82         352          69         62         131
Time.....................................................        921         43         964         356         31         387
                                                           ---------  ---------  -----------  ---------  ---------  -----------
Interest expense on deposits.............................      1,398         76       1,474         530        213         743
Interest expense on borrowings...........................       (295)       (42)       (337)        199       (121)         78
                                                           ---------  ---------  -----------  ---------  ---------  -----------
Total interest expense...................................      1,103         34       1,137         729         92         821
                                                           ---------  ---------  -----------  ---------  ---------  -----------
Increase in net interest income..........................  $   2,479  $    (104)  $   2,375   $   1,562  $     130   $   1,692
                                                           ---------  ---------  -----------  ---------  ---------  -----------
                                                           ---------  ---------  -----------  ---------  ---------  -----------

    For 1998, net interest income, on a fully taxable-equivalent basis, was $17,728,000 or 6.6% of average earning assets, an increase of 16% over $15,222,000 or 6.7% of average earning assets in the comparable period in 1997. The increase in 1998 reflects higher levels of earning assets partially offset by lower yields on earning assets and higher rates paid on interest-bearing liabilities. Net interest income in 1997, on a fully taxable-equivalent basis, was $15,222,000 or 6.7% of average earning assets an increase of 12% over $13,608,000 or 6.8% of average earning assets in the comparable period in 1996. The increase in 1997 reflects higher levels of earning assets partially offset by higher rates paid on interest-bearing liabilities.

    Interest income, on a fully taxable-equivalent basis, was $24,492,000, $20,849,000, and $18,421,000 for 1998, 1997 and 1996, respectively. The increases in 1998 and 1997 resulted from the growth in average earning assets. Loan yields averaged 11.2% in 1998 and 1997 and 11.1% in 1996. Approximately 84% of our loans have variable interest rates indexed to the prime rate. Our average prime rate was 8.36%, 8.44%, and 8.27% in 1998, 1997, and 1996, respectively.
Average earning assets were $269,640,000 for 1998, an increase of 19% over $226,650,000 in 1997, which increased 14% over $199,588,000 in 1996. The growth in average earning assets resulted mostly from increased levels of deposits which were invested primarily in loans and securities.

    The increases in interest income during 1998 and 1997, on a fully taxable-equivalent basis, were partially offset by increases in interest expense. The increases were primarily due to increases in interest-bearing deposits and the yields paid on deposits. The average rate paid on interest bearing deposits was 3.2% in 1998, 3.0% in 1997, and 2.8% in 1996.

NONINTEREST INCOME

    Table 3 summarizes the sources of noninterest income for the periods indicated:

                           TABLE 3 NONINTEREST INCOME

                                                                      YEARS ENDED DECEMBER 31,
                                                                   -------------------------------
                                                                     1998       1997       1996
                                                                   ---------  ---------  ---------
                                                                       (DOLLARS IN THOUSANDS)
Gain on sale of loans............................................  $   2,365  $   1,404  $   1,420
Customer service fees............................................      1,840      1,998      1,808
Loan servicing fees..............................................        839      1,038        958
Gains (losses) from sale of securities...........................         21        (10)       114
Gain on sale of other real estate owned..........................          6         --         39
Other............................................................        789        630        559
                                                                   ---------  ---------  ---------
    Total noninterest income.....................................  $   5,860  $   5,060  $   4,898
                                                                   ---------  ---------  ---------
                                                                   ---------  ---------  ---------

    Gains on sale of loans increased as a result of increased SBA loan originations during 1998 and 1997. The 1998 decline in customer service fees reflects a lower volume of nonsufficient funds items and lower merchant card processing fees due to competition in attracting and retaining merchants. The increase in customer service fees in 1997 corresponds with the growth in deposits and management's focus on enhanced recovery of services provided to customers. The enhanced recovery program included implementation of demand deposit account analysis, reductions in waived fees and generally making the fee structure competitive with other financial institutions.

NONINTEREST EXPENSES

    The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 4 for the periods indicated.

                          TABLE 4 NONINTEREST EXPENSES

                                                                                 YEARS ENDED DECEMBER 31,
                                                             ----------------------------------------------------------------
                                                                     1998                  1997                  1996
                                                             --------------------  --------------------  --------------------
                                                                                  (DOLLARS IN THOUSANDS)
Salaries and benefits......................................  $   6,507       2.41% $   5,692       2.51% $   5,249       2.63%
Occupancy..................................................      1,183        .44%       980        .43%       933        .47%
Equipment..................................................      1,118        .42%     1,120        .50%     1,142        .57%
Customer services..........................................        698        .26%       462        .20%       443        .22%
Advertising and promotion..................................        689        .26%       629        .28%       571        .29%
Stationery and postage.....................................        413        .15%       362        .16%       382        .19%
Professional services......................................        363        .13%       414        .18%       383        .19%
Data processing............................................        321        .12%       319        .14%       283        .14%
Insurance..................................................        212        .08%       202        .09%       145        .07%
Other......................................................        851        .32%       826        .37%     1,008        .51%
                                                             ---------        ---  ---------        ---  ---------        ---
    Total noninterest expenses.............................  $  12,355       4.58% $  11,006       4.86% $  10,539       5.28%
                                                             ---------        ---  ---------        ---  ---------        ---
                                                             ---------        ---  ---------        ---  ---------        ---

    Total noninterest expenses increased $1,349,000 or 12% in 1998 over $11,006,000 in 1997, which increased $467,000 or 4% from $10,539,000 in 1996.

    The 1998 increase resulted from higher staff, occupancy, customer services, stationery and postage, professional service and other costs associated with opening a sixth branch and other staffing increases to support the growth in total loans, deposits and assets. The increase in 1997 primarily resulted from higher staff costs and increased advertising, professional services, data processing and insurance costs offset partially by a decline in other expenses. Other expenses decreased in 1997 primarily due to lower costs of OREO, service charges and operating losses. In 1997 the FDIC levied an additional premium of approximately 1.3 cents per $100 of deposits against banks for the payment of certain debt issued by regulatory agencies during the 1980's savings and loan bailout. The increase in noninterest expenses reflects the growth in total loans, deposits and assets. The decrease in noninterest expenses as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1998 and 1997 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

    Our effective tax rate was 41.7% for 1998 compared to 40.4% for 1997 and 40.1% for 1996. Changes in our effective tax rate are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

    Total assets increased to $324.7 million at December 31, 1998, a 24% increase from the end of 1997. Total assets increased to $261.5 million in 1997, a 10% increase from the $236.9 million a year earlier. Based on average balances, 1998 average total assets of $292.2 million represent an increase of 18% over 1997 average total assets of $247.4 million which represent an increase of 14% over 1996.

EARNING ASSETS

LOANS

    Total gross loans at December 31, 1998 were $161.0 million, a 10% increase from $146.4 million at December 31, 1997 which was a 18% increase from $123.7 million at December 31, 1996.

    Table 5 summarizes the composition of the loan portfolio at December 31, for the past five years.

                             TABLE 5 LOANS BY TYPE

                                                                              DECEMBER 31,
                                                        ---------------------------------------------------------
                                                           1998        1997        1996        1995       1994
                                                        ----------  ----------  ----------  ----------  ---------
                                                                         (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural................  $   38,874  $   42,838  $   35,633  $   34,263  $  32,294
Real estate mortgage..................................      95,360      76,101      65,208      50,580     41,200
Real estate construction..............................      22,206      21,376      15,112      14,008     15,717
Installment and other.................................       4,536       6,112       7,768       7,989      8,437
                                                        ----------  ----------  ----------  ----------  ---------
    Total loans, gross................................  $  160,976  $  146,427  $  123,721  $  106,840  $  97,648
                                                        ----------  ----------  ----------  ----------  ---------
                                                        ----------  ----------  ----------  ----------  ---------

    Average loans in 1998 were $151,374,000 representing an increase of $22,400,000 or 17% over 1997 and in 1997 were $128,974,000 representing an increase of $13,231,000, or 11% over 1996. The 1998 and 1997 increases reflect growth in average real estate loans which in the opinion of management is due to improved local economic conditions.

    Commercial loans were $38,874,000 at the end of 1998 compared to $42,838,000 and $35,633,000 at the end of 1997 and 1996, respecitvely. We make commercial loans primarily to serve the short- to medium-term credit demands of small-to-medium sized businesses and professionals located in Santa Cruz

County for lines of credit, single payment and term debt obligations. Typically, loans are collateralized by the working capital, inventory, receivables, or equipment being financed or other assets available to the borrower. Our commercial loan portfolio is diversified as to industries and types of businesses with no material industry concentrations and a profile which we believe generally reflects the economy of Santa Cruz County. Risks include those outlined in the Risk Elements section below.

    Real estate mortgage loans were $95,360,000 at December 31, 1998 compared to $76,101,000 and $65,208,000 at the end of 1997 and 1996, respectively. The increases of $19,259,000 in 1998, $10,893,000 in 1997 and $14,628,000 in 1996
resulted from the retained portion of SBA loans and additional loan demand for nonresidential real estate financing in our market area. Extensions of credit are based on an analysis of the borrower's ability to generate debt service, obtain other financing or sell the property. Advances on nonresidential properties are limited in general to approximately 70% of the lower of cost or appraised value.

    Our real estate construction loan portfolio was $22,206,000 at December 31, 1998, compared to $21,376,000 and $15,112,000 at the end of 1997 and 1996,
respectively. Construction loans represented 14% of total loans at December 31, 1998 compared to 15% and 12% in 1997 and 1996. We finances the construction of commercial and residential properties. These loans are at variable rates, generally have maturities of less than 12 months, and are secured by first deeds of trust on the underlying properties. Repayment is expected from the borrower's ability to obtain take-out financing or sell the property. Advances on residential and commercial projects are limited in general to the lower of approximately 80% and 70%, respectively, of cost or appraised value of the collateral.

    Real estate mortgage and construction lending entail potential risks which are not inherent in other types of loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose the us to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because we lend primarily within our market area, the real property collateral for our loans is similarly concentrated, rather than diversified over a broader geographic area. We could therefore be adversely affected by a decline in real estate values in our target market, even if real estate values elsewhere in California generally remained stable or increased. Risks also include those outlined in the Risk Elements section below.

    Installment loans were $4,536,000 compared to $6,112,000 and $7,768,000 at the end of 1998, 1997, and 1996, respectively. The installment loan portfolio finances customers' household, family and other personal expenditures on both a secured and unsecured basis. Risks include those outlined in the Risk Elements section below.

RISK ELEMENTS

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

    Management strives to achieve a low level of credit losses by continuing emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. An important tool in achieving a high level of credit quality is the loan grading system to assess the risk inherent in each loan. Additionally, management believes our ability to manage portfolio credit risk is enhanced by lending personnel's knowledge of the our service area. Our directors, senior managers and lending personnel live in the communities we serve and are active members of civic, charitable and service groups in our communities. Further, we have experienced minimal turnover of senior management since the inception of Coast Commercial Bank in 1982.

    Ultimately, credit quality may be influenced by underlying trends in the economic and business cycles. Management believes that our lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will be limited under such circumstances. Our loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of the our service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on marketability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by our construction lending officers. In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

    Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit, and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan convenants, underlying collateral values, potential loan concentrations, and general economic conditions. When potential problem credits are identified by management, action plans for each credit are developed for our personnel to mitigate the credit risk through measures such as increased monitoring, debt reduction goals, addition collateral and possible credit restructuring opportunities.

NONACCRUAL LOANS, LOANS PAST DUE AND OREO

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At December 31, 1998 nonaccrual loans totaled $1,108,000 or .7% of total loans compared to $266,000 or .2% at December 31, 1997 and $159,000 or .1% at December 31, 1996. The 1998 increase in nonaccrual loans is due primarily to one commercial real estate term loan. If the nonaccrual loans at December 31, 1998 had not been on nonaccrual, $124,000 of interest income would have been realized in 1998. We realized $74,000 on these nonaccrual loans in 1998.

    At December 31, 1997 and 1996 our nonperforming assets, in particular nonaccrual loans, reached historically low levels. Management believes the level of nonperforming assets, including nonaccrual loans, will fluctuate throughout business and economic cycles, and there is no assurance the 1997 and 1996 levels of nonperforming assets can be achieved or sustained.

    Table 6 presents the composition of nonperforming assets at December 31 for the last 5 years.

                          TABLE 6 NONPERFORMING ASSETS

                                                                                       DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1998       1997       1996       1995       1994
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                  (DOLLARS IN THOUSANDS)
Nonperforming Assets:
  Loans Past Due 90 Days or More.................................  $      --  $      --  $      50  $       3  $      --
  Nonaccrual Loans...............................................      1,108        266        159        824        848
                                                                   ---------  ---------  ---------  ---------  ---------
Total Nonperforming Loans........................................      1,108        266        209        827        848
OREO.............................................................         --        112        551        830      1,419
                                                                   ---------  ---------  ---------  ---------  ---------
Total Nonperforming Assets.......................................  $   1,108  $     378  $     760  $   1,657  $   2,267
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
Nonperforming Loans as a Percent of Total Loans..................       0.69%      0.18%      0.17%      0.77%      0.87%
OREO as a Percent of Total Assets................................         --       0.04%      0.23%      0.40%      0.81%
Nonperforming Assets as a Percent of Total Assets................       0.34%      0.14%      0.32%      0.80%      1.29%
Allowance for Loan Losses........................................  $   3,871  $   3,609  $   3,158  $   2,478  $   1,859
  As a Percent of Total Loans....................................       2.40%      2.46%      2.55%      2.32%      1.90%
  As a Percent of Nonaccrual Loans...............................        349%      1357%      1986%       301%       219%
  As a Percent of Nonperforming Loans............................        349%      1357%      1511%       300%       219%

    There were no loans at December 31, 1998 where management had serious doubts about the borrower's ability to comply with loan repayment terms and which may result in disclosure as a nonaccrual, past due or restructured loan, except as disclosed in Table 6.

    For a discussion of concentrations in the the loan portfolio, see Note 10 of Notes to Consolidated Financial Statements.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

    Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" component is calculated as a function of the prior four years loss experience for commercial, real estate and consumer loan types. The four years are assigned weightings of 35%, 30%, 20% and 15% beginning with the most recent year. The "specific" component is established by allocating a portion of the allowance to individual classified credits on the basis of specific circumstances and assessments. The "margin for imprecision" component is an unallocated portion that supplements the first two components as a conservative margin to guard against unforeseen factors. The "historical losses" and "specific" components include management's judgment of the effect of current and forecasted economic conditions on the ability of our borrowers' to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses, relies, to a great extent, on the judgment and experience of management. We evaluate the adequacy of our allowance for credit losses quarterly.

    There were no impaired loans at December 31, 1998, 1997 and 1996. The average recorded investment in impaired loans was zero in 1998 and 1997, respectively, and $273,000 1996. No interest income was recognized on impaired loans during the period of impairment.

    The allowance for credit losses totaled $3,871,000 or 2.4% of total loans as of December 31, 1998 compared to $3,609,000 or 2.5% as of December 31, 1997, and $3,158,000 or 2.6% as of December 31, 1996. It is the policy of management to maintain the allowance for possible credit losses at a level adequate for known and inherent risks in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 7.

                      TABLE 7 ALLOWANCE FOR CREDIT LOSSES

                                                                 DECEMBER 31,
                                             -----------------------------------------------------
                                               1998       1997       1996       1995       1994
                                             ---------  ---------  ---------  ---------  ---------
                                                            (DOLLARS IN THOUSANDS)
Total Loans Outstanding....................  $ 160,976  $ 146,427  $ 123,721  $ 106,840  $  97,648
Average Total Loans........................    151,374    128,974    115,743     99,842     94,273
Allowance for credit losses:
Balance, January 1.........................  $   3,609  $   3,158  $   2,478  $   1,859  $   1,723
Charge-offs by Loan Category:
  Commercial...............................         79        108        256        293        304
  Installment and other....................         34         57         96        108         32
  Real Estate construction.................         --         --         --         --        120
  Real Estate-term.........................         --         --         --         --         30
                                             ---------  ---------  ---------  ---------  ---------
Total Charge-Offs..........................        113        165        352        401        486
Recoveries by Loan Category:
  Commercial...............................         45        107         78         79         17
  Installment and other....................         30         53          9         25          3
  Real Estate construction.................         --          6         45         16         --
  Real Estate-term.........................         --         --         --         --          2
                                             ---------  ---------  ---------  ---------  ---------
    Total Recoveries.......................         75        166        132        120         22
Net Charge-Offs (recoveries)...............         38         (1)       220        281        464
Provision Charged to Expense...............        300        450        900        900        600
                                             ---------  ---------  ---------  ---------  ---------
Balance, December 31.......................  $   3,871  $   3,609  $   3,158  $   2,478  $   1,859
                                             ---------  ---------  ---------  ---------  ---------
                                             ---------  ---------  ---------  ---------  ---------
Ratios:
  Net Charge-offs to Average Loans.........       0.03%      0.00%      0.19%      0.28%      0.49%
  Reserve to Total Loans...................       2.40%      2.46%      2.55%      2.32%      1.90%

    The allowance for credit losses is allocated based upon management's review of credit quality and is presented in Table 8. This allocation should not be interpreted as an indication of expected amounts or categories where losses will occur.

             TABLE 8 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                                         DECEMBER 31,
                           ---------------------------------------------------------------------------------------------------------
                                    1998                    1997                    1996                    1995             1994
                           ----------------------  ----------------------  ----------------------  ----------------------  ---------
                                      PERCENT OF              PERCENT OF              PERCENT OF              PERCENT OF     1994
                            AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT    TOTAL LOANS   AMOUNT
                           ---------  -----------  ---------  -----------  ---------  -----------  ---------  -----------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Commercial...............  $   1,318        24.2%  $   1,538        29.3%  $   1,658        28.8%  $   1,338        32.1%  $   1,051
Real estate..............      2,298        73.0%      1,793        66.5%      1,154        64.9%        991        60.4%        705
Installment and other....        255         2.8%        278         4.2%        346         6.3%        149         7.5%        103
                           ---------       -----   ---------       -----   ---------       -----   ---------       -----   ---------
                           $   3,871         100%  $   3,609       100.0%  $   3,158       100.0%  $   2,478       100.0%  $   1,859
                           ---------       -----   ---------       -----   ---------       -----   ---------       -----   ---------
                           ---------       -----   ---------       -----   ---------       -----   ---------       -----   ---------


                           PERCENT OF
                           TOTAL LOANS
                           -----------

Commercial...............        33.1%
Real estate..............        58.3%
Installment and other....         8.6%
                                -----
                                100.0%
                                -----
                                -----

    The allocation for real estate includes real estate construction and real estate term loans. Management has historically not allocated the allowance for credit losses separately for real estate construction and real estate term loans.

OTHER INTEREST EARNING ASSETS

    The average balance of securities and federal funds sold increased $20,590,000 to $118,266,000 in 1998. The average balance of securities and federal funds sold totaled $97,676,000 in 1997, an increase of $13,902,000 from $83,774,000 in 1996. The 1998 and 1997 increases resulted from deploying additional liquidity in the securities portfolio. Sources of the additional liquidity were borrowed funds and the excess of the increase in average deposits over the increase in average loans. Management uses borrowed funds to increase earning assets and enhance our interest rate risk profile.

FUNDING

    Deposits represent our principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. During 1998, we accepted a $15,000,000 time deposit from the State of California to replace other borrowed funds. The State of California time deposit is renewable approximately every three months at a rate similar to the three month U.S. Treasury bill. We have never used brokered deposits. Table 9 presents the composition of deposits for the five years ended December 31, 1998.

                        TABLE 9 COMPOSITION OF DEPOSITS

                                                                              DECEMBER 31,
                                                       ----------------------------------------------------------
                                                          1998        1997        1996        1995        1994
                                                       ----------  ----------  ----------  ----------  ----------
                                                                         (DOLLARS IN THOUSANDS)
Demand, non-interest.................................  $   75,978  $   66,812  $   56,699  $   49,575  $   43,112
Demand, interest.....................................     100,707      76,123      69,305      74,944      77,380
Savings..............................................      51,873      23,942      32,296      17,385      17,254
Time.................................................      52,252      34,320      27,167      22,142      14,384
                                                       ----------  ----------  ----------  ----------  ----------
Total................................................  $  280,810  $  201,197  $  185,467  $  164,046  $  152,130
                                                       ----------  ----------  ----------  ----------  ----------
                                                       ----------  ----------  ----------  ----------  ----------

    Deposits increased $79,613,000 or 40% to $280,810,000 as of December 31, 1998 and $15,730,000 or 8% to $201,197,000 as of December 31, 1997 and
$21,421,000 or 13% to $185,467,000 as of December 31, 1996. Average total deposits in 1998 of $238,832,000 showed an increase of $45,572,000 or 24% over the same period in 1997 and in 1997 of $193,260,000 showed an increase of $22,168,000 or 13% over 1996.

During 1998, average interest-bearing deposits increased $37,045,000 and average non-interest bearing deposits increased $8,527,000 over 1997.

    Another source of funding is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize our interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell securities with repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the us is typically 30 to 90 days. Advances from the FHLB may vary in maturity from 1 to 10 years. During 1998 we obtained $10,000,000 in advances from the FHLB payable at maturity in 5 years. The advances are callable by the FHLB beginning in February 1999 and bear interest at 5.0%. The average balance of borrowed funds was $21,629,000 and $26,881,000 during 1998 and 1997, respectively. The decrease in average borrowed funds reflects the substitution of the $15,000,000 in time deposits from the State of California for borrowed funds. The weighted average interest rate for 1998 and 1997 was 5.4%. The maximum amount of borrowings at any month-end during 1998 was $32,800,000. The weighted average interest rate on borrowed funds outstanding at December 31, 1998 and 1997 was 5.0% and 5.7%, respectively.

LIQUIDITY AND INTEREST RATE SENSITIVITY

    Liquidity management refers to our ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of our clients. Both assets and liabilities contribute to our liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. We assess the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. We maintain informal lines of credit with our correspondent banks for short-term liquidity needs. These informal lines of credit are not committed facilities by the correspondent banks and no fees are paid to maintain them.

    We manage our liquidity by maintaining a majority of our investment portfolio in liquid investments in addition to our federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of December 31, 1998, this ratio was 31.4%. Other key liquidity ratios are the ratios of gross loans to deposits and federal funds sold to deposits, which were 57.3% and 10.3%, respectively, as of December 31, 1998.

INTEREST RATE SENSITIVITY

    Interest rate sensitivity is a measure of the exposure of our the future earnings due to changes in interest rates. If assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to achieve a modestly asset-sensitive position, such that our net interest margin increases as market interest rates rise and decreases when rates decline.

    One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 10 presents the our gap analyses at December 31, 1998. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

                       TABLE 10 INTEREST RATE SENSITIVITY

                                                    NEXT DAY    OVER THREE
                                                   AND WITHIN   MONTHS AND    OVER ONE
                                                      THREE     WITHIN ONE   AND WITHIN   OVER FIVE
                                      IMMEDIATELY    MONTHS        YEAR      FIVE YEARS     YEARS      TOTAL
                                      -----------  -----------  -----------  -----------  ---------  ---------
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 1997
Rate Sensitive Assets:
  Federal Funds Sold................   $  29,000    $      --    $      --    $      --   $      --  $  29,000
Investment Securities:
  Treasury and Agency Obligations...          --       11,900        4,500        1,692          --     18,092
  Mortgage-Backed Securities........          --        2,505        7,389       27,888      19,999     57,781
  Municipal Securities..............          --          611          225        2,952      10,668     14,457
  Corporate Securities..............          --           --           --        3,591      11,014     14,605
  Other.............................          --           --           --           --       1,503      1,503
                                      -----------  -----------  -----------  -----------  ---------  ---------
Total Investment Securities.........          --       15,016       12,114       36,124      43,184    106,438
Loans Excluding Nonaccrual Loans....     134,990        1,255        3,068        6,360      14,195    159,868
                                      -----------  -----------  -----------  -----------  ---------  ---------
Total Rate Sensitive Assets.........   $ 163,990    $  16,271    $  15,182    $  42,484   $  57,379  $ 295,306
                                      -----------  -----------  -----------  -----------  ---------  ---------
Rate Sensitive Liabilities:
  Deposits:
    Demand and Savings..............   $ 152,580    $      --    $      --    $      --   $      --  $ 152,580
    Time............................          --       37,969       11,494        2,789          --     52,252
                                      -----------  -----------  -----------  -----------  ---------  ---------
Total Interest-bearing Deposits.....     152,580       37,969       11,494        2,789          --    204,832
Other Borrowings....................          --          416           --       10,000          --     10,416
                                      -----------  -----------  -----------  -----------  ---------  ---------
  Total Rate Sensitive
    Liabilities.....................   $ 152,580    $  38,385    $  11,494    $  12,789   $      --  $ 215,248
                                      -----------  -----------  -----------  -----------  ---------  ---------
    Gap.............................   $  11,410    $ (22,114)   $   3,688    $  29,695   $  57,379  $  80,058
Cumulative Gap......................   $  11,410    $ (10,704)   $  (7,016)   $  22,679   $  80,058

    Our positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of our funding sources. We maintain a positive cumulative gap in all time periods except next day and less than 3 months and the over 3 months and less than one year periods. Our experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the our negative gap time periods, rising rates tend to result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that our net interest margin, as well as net interest income, may decline correspondingly.

    Table 11 presents the contractual maturity distribution of investment securities and the weighted average yields for each range of maturities. Yields are presented on an actual basis.

                   TABLE 11 INVESTMENT MATURITY DISTRIBUTION
                               DECEMBER 31, 1998

                                                   WEIGHTED                 WEIGHTED                 WEIGHTED
                            CARRYING   1 YEAR OR    AVERAGE    1 YEAR TO 5   AVERAGE   5 YEARS TO     AVERAGE     MORE THAN
                             VALUE       LESS        YIELD        YEARS       YIELD     10 YEARS       YIELD      10 YEARS
                           ----------  ---------  -----------  -----------  ---------  -----------  -----------  -----------
U.S. Treasury and Agency
  Obligations............  $   18,092  $  11,385        5.20%   $   6,707        5.94%
Mortgage Backed
  Securities.............      58,427        415        6.55%                           $   1,752         7.57%   $  56,260
Obligations of State and
  Municipal
  Obligations............      14,799                                 781        6.31%      3,630         5.02%      10,388
Corporate securities.....      14,139                                                                                14,139
Federal Home Loan Bank
  Stock..................       1,503                                                                                 1,503
                           ----------  ---------  -----------  -----------  ---------  -----------         ---   -----------
                           $  106,960  $  11,800                $   7,488               $   5,382                 $  82,290
                           ----------  ---------  -----------  -----------  ---------  -----------         ---   -----------
                           ----------  ---------  -----------  -----------  ---------  -----------         ---   -----------

                            WEIGHTED
                             AVERAGE
                              YIELD
                           -----------
U.S. Treasury and Agency
  Obligations............
Mortgage Backed
  Securities.............        6.72%
Obligations of State and
  Municipal
  Obligations............        5.06%
Corporate securities.....        7.10
Federal Home Loan Bank
  Stock..................
                                  ---

                                  ---
                                  ---

    Table 12 presents the time remaining until maturity for certificates of deposits in denominations of $100,000 or more as of December 31, 1998.

                        TABLE 12 CERTIFICATES OF DEPOSIT
                       DENOMINATIONS OF $100,000 OR MORE
                                 (IN THOUSANDS)

                                                                                  DECEMBER 31,
                                                                                      1998
                                                                                  ------------
Time remaining until maturity:
Less than 3 months..............................................................   $   38,106
3 months to 6 months............................................................        7,074
6 months to 12 months...........................................................        5,692
More than 12 months.............................................................        1,380
                                                                                  ------------
Total...........................................................................   $   52,252
                                                                                  ------------
                                                                                  ------------

    Loan maturities for commercial and real estate construction loans at December 31, 1998, are presented in Table 13.

                            TABLE 13 LOAN MATURITIES

                                                                AFTER ONE     AFTER
                                                  WITHIN ONE   BUT WITHIN     FIVE
                                                     YEAR      FIVE YEARS     YEARS      TOTAL
                                                  -----------  -----------  ---------  ---------
                                                              (DOLLARS IN THOUSANDS)
Commercial......................................   $  21,388    $  11,731   $   5,755  $  38,874
Real estate construction........................      18,609        3,597          --     22,206
                                                  -----------  -----------  ---------  ---------
    Total.......................................   $  39,997    $  15,328   $   5,755  $  61,080
                                                  -----------  -----------  ---------  ---------
                                                  -----------  -----------  ---------  ---------

    Commercial loans at December 31, 1998 maturing after one year are comprised of fixed rate and variable rate loans as shown below:

                                                                AFTER ONE     AFTER
                                                               BUT WITHIN     FIVE
                                                               FIVE YEARS     YEARS      TOTAL
                                                               -----------  ---------  ---------
                                                                    (DOLLARS IN THOUSANDS)
Fixed rate...................................................   $     514   $     427  $     941
Variable rate................................................      11,217       5,328     16,545
                                                               -----------  ---------  ---------
                                                                $  11,731   $   5,755  $  17,486
                                                               -----------  ---------  ---------
                                                               -----------  ---------  ---------

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that we are in compliance with all regulatory capital guidelines. Our primary source of new capital has been the retention of earnings. Stockholders' equity was $30,197,000 at December 31, 1998 an increase of $2,433,000, or 8.8% from $27,764,000 at December 31, 1997. This increase was due to 1998 earnings of $6,161,000 and proceeds related to stock option exercises of $623,000, offset by cash distributions of $1,324,000, a decrease in the net after-tax unrealized gain on securities available-for-sale of $376,000, and the repurchase of common stock of $2,651,000. We do not have any material commitments for capital expenditures as of December 31, 1998.

    We pay a quarterly cash dividend on our common stock as part of efforts to enhance stockholder value. Our goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which grows commensurate with earnings growth.

    During 1995, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 150,348 of the outstanding shares, or approximately 3%, in order to enhance long term stockholder value. The 1995 repurchase program was completed during 1996 with 150,348 shares purchased for a total purchase price of $952,000. In January 1997, the directors approved a plan to repurchase up to 3% of outstanding shares, or 145,837 shares, from time to time in open market transactions. As of December 31, 1998, 145,500 shares had been acquired for a total purchase price of $2,781,000.

    We are subject to capital adequacy guidelines issued by the federal bank regulatory authorities. Under these guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of the allowance for loan losses.

    The federal regulatory authorities have established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

    Our risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of December 31, 1998, 1997 and 1996. Table 14 summarizes our capital ratios:

                            TABLE 14 CAPITAL RATIOS

                                                                                   DECEMBER 31,
                                                                          -------------------------------
                                                                            1998       1997       1996
                                                                          ---------  ---------  ---------

    Consolidated:

Total risk-based capital ratio............................       15.4%      16.7%      16.4%
Tier 1 risk-based capital ratio...........................       14.2%      15.4%      15.2%
Tier 1 leverage ratio.....................................        9.5%      10.3%       9.8%

    Coast Commercial Bank:

Total risk-based capital ratio............................       14.8%      15.1%      15.0%
Tier 1 risk-based capital ratio...........................       13.6%      13.9%      13.8%
Tier 1 leverage ratio.....................................        9.3%       9.3%       8.7%

EFFECTS OF INFLATION

    The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects us indirectly through its effect of increasing market rates of interest. However, our earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on our operating expenses, such as adjustments in salaries and benefits and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated financial statements for the years ended December 31, 1998, 1997 and 1996. Changes in interest rates are highly sensitive to many factors which are beyond the control of management. Changes in interest rates will influence the growth of loans, investments and deposits, as well as the rates charged on loans and paid on deposits. The nature, timing and impact of future changes in interest rates or monetary and fiscal policies are not predictable.

YEAR 2000

    The year 2000 problem exists because many computer systems use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900 rather than 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

    This discussion of the implications of the year 2000 problem for us contains numerous forward-looking statements on inherently uncertain information. The cost of the project and the date on which we plan to complete the internal year 2000 modifications are based on management's best estimates, which were derived utilizing a number of assumptions of future events including the continued availability of internal and external resources, third party modifications and other factors. We cannot guarantee, however, these estimates, and actual results could differ. Moreover, although management believes it will be able to make the necessary modifications in advance, there can be no guarantee that the failure to modify the systems would not have a material adverse impact on us.

READINESS PREPARATION

    Our plan to address the year 2000 issues includes a process of inventory, analysis, modification, testing and certification, and implementation. In 1997 we alerted our business customers of the year 2000 problem and are now assessing the readiness preparations of our major customers and suppliers. Reviews of our information systems and information provided by our primary vendors, large customers and suppliers have not identified any year 2000 readiness issues which appear to be unresolvable by December 31, 1999.

    Our major critical information system is our core transaction processing software which provides transaction processing for loans, deposits and general ledger. The vendor supplying our core transaction processing software has provided evidence of year 2000 readiness. Efforts continue to ascertain the year 2000 readiness of various systems that integrate information into the core processing software. To date, no significant information systems have been found not ready for year 2000. Among the major actions remaining is the testing of the core processing software and other systems which integrate into the core processing software. Other purchased software and systems supported by external parties are also being tested as part of the year 2000 program. In addition, contingency plans are being developed to reduce the impact of potential events that may occur. We cannot guarantee, however, the systems of vendors or customers with which we conduct business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

    We do not significantly rely on embedded technology in our critical processes. Embedded technology typically controls operations such as power management and related facilities functions. Year 2000 risks associated with embedded technology in our facilities appear low.

    We rely on suppliers and customers, and we are addressing year 2000 issues with both groups. We have identified vendors upon whom there is significant reliance and made inquiries regarding year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. We have, however, no viable alternative for some suppliers, such as power distribution and local telephone companies. We are still evaluating these companies, we will use the results as information for contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the core processing system.

    We also rely on our customers to make necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Borrowers, funding sources and large depositors are being reviewed to determine those with financial volumes sufficiently large to warrant inquiry and assessment of the year 2000 readiness preparation. Financial volumes include loans and unused commitments, collected deposit balances, ACH, foreign exchange, etc.

    The population of customers with loans and unused commitments outstanding ("borrowers") pose the highest risk level of concern for any lender. Business purpose borrowings exceeding $50,000 were assigned one of three year 2000 risk levels: low, medium or high. Borrowers representing 3% and 28% of outstanding loans were assigned high and medium year 2000 risk levels, respectively.

    Ongoing reassessments with risk mitigation plans will be made for all levels of risk. Customers with low and medium risk will be reassessed annually, while customers with high risk will be reassessed at least quarterly. The risk mitigation plan will evaluate whether year 2000 issues will materially affect the customer's cash flows, asset account values related to its balance sheet, and/or collateral pledged to us. The risk mitigation plan is incorporated into the normal credit review process.

COST

    Amounts expensed in the first nine months of 1998 were not significant to our financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management believes the amounts expensed during 1998 and 1999 will not have a material effect on the our financial position, results of operations or cash flows. In addition, we may also replace certain equipment and software to ensure year 2000 readiness. The cost of the replacement items will be expensed over the useful lives of those assets. During the third quarter of 1998 six existing automated teller machines were replaced with new machines at a cost of approximately $300,000 due in part to year 2000 issues with the existing equipment. The cost of other identified replacement items and contingency equipment is estimated at less than $100,000. Estimated total costs could change as analysis continues.

RISKS

    The principal risks associated with the year 2000 problem can be grouped into three categories:

    - we do not successfully ready our operations for the next century,

    - disruption of our operations due to operational failures of third parties, and

    - business interruption among fund providers and obligors such that expected funding and repayment does not take place.

    The only risk largely under our control is preparing our internal operations for the year 2000. We, like other financial institutions, are heavily dependent on our computer systems. The complexity of these systems and their interdependence make it impracticable to switch to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes it will be able to make the necessary modifications on schedule.

    Failure of third parties may jeopardize our operations, but the seriousness of this risk depends on the nature and duration of the failures. The most serious impact on our operations from suppliers would result if basic services such as telecommunications, electric power suppliers and services provided by other financial institutions and governmental agencies were disrupted. Some public disclosure about readiness preparation among basic infrastructure and other suppliers is now available. We are unable, however, to estimate the likelihood of significant disruptions among our basic infrastructure suppliers. In view of the unknown probability of occurrence and impact on operations, we consider the loss of basic infrastructure services to be the most reasonably likely worst case year 2000 scenario.

    Operational failures among our customers could affect their ability to continue to provide funding or meet obligations when due. The information we develop in the customer assessments described earlier allows us to identify those customers that exhibit a risk of not making the adequate preparations for the century change. We are taking appropriate actions to manage these risks.

PROGRAM ASSESSMENT

    Senior management and banking regulators regularly assess our year 2000 preparations. Additionally, a consulting and services firm has been retained to review and advise senior management on internally developed testing plans for critical systems.

CONTINGENCY PLANS

    We are developing remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure. Most contingent action plans prepared at this time involve manual processing of transactions. Given the size, scope and complexity of our operations, manual processing appears a viable alternative for most information systems other than the core processing system.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under Item 7 of this Report under the Caption "Interest Rate Sensitivity" is incorporated herein by reference.

    Our profitability is dependent to a large extent upon our net interest income, which is the difference between our interest income on earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We , like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice differently than our interest-bearing liabilities. We manage our mix of assets and liabilities with the goals of limiting our exposure to interest rate risk, ensuring adequate liquidity, and coordinating our sources and uses of funds. Specific strategies have included increasing the volume of fixed rate securities funded in part by borrowings such as repurchase agreements.

    We seek to control our interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. We have adopted formal policies and practices monitor and manage interest rate risk exposure. As part of this effort, we use the market value of portfolio equity (MVPE) methodology to gauge interest rate risk exposure.

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

    The following table, as of December 31, 1998 and 1997, is an analysis of our interest rate risk as measured by changes in MVPE for instantaneous and sustained parallel shifts of 200 basis points in market interest rates.

                                                             ESTIMATED CHANGE IN MVPE
                                              ------------------------------------------------------
                                                         1998                        1997
                                              --------------------------  --------------------------
BASIS POINT (BP) CHANGE IN RATES                 AMOUNT           %          AMOUNT           %
--------------------------------------------  -------------  -----------  -------------  -----------
+ 200.......................................  $   2,453,000         6.1   $   1,972,000         5.4
0...........................................             --           0              --          00
- 200.......................................  $  (7,208,000)      (17.8)  $  (5,306,000)      (14.6)

    The above table illustrates, for example, that an instantaneous 200 basis point decrease in market interest rates at December 31, 1998 would reduce our MVPE by approximately $7.2 million at that date.

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

    However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MVPE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MVPE methodology may not reflect the full impact of annual and life time restrictions on changes in rates for certain assets, such as adjustable-rate mortgages. When interests rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on variable or adjustable-rate loan customers' ability to service their debt. All of these factors are to be considered in monitoring the our exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our audited consolidated financial statements as of December 31, 1998 and 1997 and for the years then ended appear on pages 31 thru 51.

                                 COAST BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                                                            DECEMBER 31,
                                                                                   ------------------------------
                                                                                        1998            1997
                                                                                   --------------  --------------
                                                     ASSETS
Cash and due from banks..........................................................  $   23,084,000  $   15,853,000
Federal funds sold...............................................................      29,000,000      15,000,000
                                                                                   --------------  --------------
    Total cash and equivalents...................................................      52,084,000      30,853,000
Securities:
  Available-for-sale, at fair value..............................................     106,960,000      80,466,000
Loans:
  Commercial.....................................................................      38,874,000      42,838,000
  Real estate-term...............................................................      95,360,000      76,101,000
  Real estate-construction.......................................................      22,206,000      21,376,000
  Installment and other..........................................................       4,536,000       6,112,000
                                                                                   --------------  --------------
    Total loans..................................................................     160,976,000     146,427,000
  Unearned income................................................................      (3,272,000)     (2,349,000)
  Allowance for credit losses....................................................      (3,871,000)     (3,609,000)
                                                                                   --------------  --------------
Net loans........................................................................     153,833,000     140,469,000
Bank premises and equipment-net..................................................       2,408,000       2,045,000
Other real estate owned..........................................................              --         112,000
Accrued interest receivable and other assets.....................................       9,463,000       7,560,000
                                                                                   --------------  --------------
    TOTAL ASSETS.................................................................  $  324,748,000  $  261,505,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------
                                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand.....................................................  $   75,978,000  $   66,812,000
  Interest-bearing demand........................................................     100,707,000      76,123,000
  Savings........................................................................      51,873,000      23,942,000
  Time...........................................................................      52,252,000      34,320,000
                                                                                   --------------  --------------
    Total deposits...............................................................     280,810,000     201,197,000
Other borrowings.................................................................      10,416,000      30,070,000
Accrued expenses and other liabilities...........................................       3,325,000       2,474,000
                                                                                   --------------  --------------
    Total liabilities............................................................     294,551,000     233,741,000
Commitments and contingencies
STOCKHOLDERS' EQUITY:
Preferred stock--no par value; 10,000,000 shares authorized; no shares issued....              --              --
Common stock--no par value; 20,000,000 shares authorized; shares outstanding:
  4,768,678 in 1998 and 4,848,050 in 1997........................................      20,689,000      11,011,000
Accumulated other comprehensive income...........................................         317,000         693,000
Retained earnings................................................................       9,191,000      16,060,000
                                                                                   --------------  --------------
  Total stockholders' equity.....................................................      30,197,000      27,764,000
                                                                                   --------------  --------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY...................................  $  324,748,000  $  261,505,000
                                                                                   --------------  --------------
                                                                                   --------------  --------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                         CONSOLIDATED INCOME STATEMENTS

                                                                               YEARS ENDED DECEMBER 31,
                                                                      -------------------------------------------
                                                                          1998           1997           1996
                                                                      -------------  -------------  -------------
Interest income:
  Loans, including fees.............................................  $  16,891,000  $  14,383,000  $  12,845,000
  Securities:
    Taxable.........................................................      5,140,000      4,721,000      4,235,000
    Nontaxable......................................................        708,000        331,000        336,000
  Federal funds sold................................................      1,388,000      1,244,000        832,000
                                                                      -------------  -------------  -------------
Total interest income...............................................     24,127,000     20,679,000     18,248,000
Interest expense:
  Deposits..........................................................      5,589,000      4,172,000      3,435,000
  Other borrowings..................................................      1,174,000      1,455,000      1,378,000
                                                                      -------------  -------------  -------------
Total interest expense..............................................      6,763,000      5,627,000      4,813,000
                                                                      -------------  -------------  -------------
Net interest income.................................................     17,364,000     15,052,000     13,435,000
Provision for credit losses.........................................        300,000        450,000        900,000
                                                                      -------------  -------------  -------------
Net interest income after provision for credit losses...............     17,064,000     14,602,000     12,535,000
Noninterest income:
  Customer service fees.............................................      1,840,000      1,998,000      1,808,000
  Gain from sale of loans...........................................      2,365,000      1,404,000      1,420,000
  Loan servicing fees...............................................        839,000      1,038,000        958,000
  Gains (losses) from sale of securities............................         21,000        (10,000)       114,000
  Gain on sale of other real estate owned...........................          6,000       --               39,000
  Other.............................................................        789,000        630,000        559,000
                                                                      -------------  -------------  -------------
Total noninterest income............................................      5,860,000      5,060,000      4,898,000
Noninterest expenses:
  Salaries and benefits.............................................      6,507,000      5,692,000      5,249,000
  Occupancy.........................................................      1,183,000        980,000        929,000
  Equipment.........................................................      1,118,000      1,120,000      1,146,000
  Customer services.................................................        698,000        462,000        443,000
  Advertising and promotion.........................................        689,000        629,000        571,000
  Stationery and postage............................................        413,000        362,000        382,000
  Professional services.............................................        363,000        414,000        383,000
  Data processing...................................................        321,000        319,000        283,000
  Insurance.........................................................        212,000        202,000        145,000
  Other.............................................................        851,000        826,000      1,008,000
                                                                      -------------  -------------  -------------
Total noninterest expenses..........................................     12,355,000     11,006,000     10,539,000
                                                                      -------------  -------------  -------------
Income before income taxes..........................................     10,569,000      8,656,000      6,894,000
Provision for income taxes..........................................      4,408,000      3,501,000      2,766,000
                                                                      -------------  -------------  -------------
Net income..........................................................  $   6,161,000  $   5,155,000  $   4,128,000
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Earnings per share:
Basic...............................................................  $        1.28  $        1.06  $        0.85
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------
Diluted.............................................................  $        1.25  $        1.05  $        0.84
                                                                      -------------  -------------  -------------
                                                                      -------------  -------------  -------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                                                 ACCUMULATED
                                             COMMON STOCK                           OTHER                      TOTAL
                                         ---------------------  COMPREHENSIVE   COMPREHENSIVE    RETAINED   STOCKHOLDERS'
                                          SHARES      AMOUNT        INCOME          INCOME       EARNINGS      EQUITY
                                         ---------  ----------  --------------  --------------  ----------  ------------
Balances, January 1, 1996..............  4,515,798  $11,282,000           --      $  472,000    $9,230,000   $20,984,000
Cash dividends paid....................                                                           (887,000)    (887,000)
Net decrease in value of
  available-for-sale securities, net of
  tax of $243,000......................                           $ (342,000)       (342,000)                  (342,000)
Repurchase of common stock.............    (96,480)   (241,000)                                   (449,000)    (690,000)
Net income.............................                            4,128,000                     4,128,000    4,128,000
                                         ---------  ----------  --------------  --------------  ----------  ------------
Balances, December 31, 1996............  4,419,318  11,041,000    $3,786,000         130,000    12,022,000   23,193,000
                                         ---------  ----------  --------------  --------------  ----------  ------------
Cash dividends paid....................                                                         (1,017,000)  (1,017,000)
Net increase in value of
  available-for-sale securites, net of
  tax of $400,000......................                           $  563,000         563,000                    563,000
Repurchase of common stock.............    (12,000)    (30,000)                                   (100,000)    (130,000)
Net income.............................                            5,155,000                     5,155,000    5,155,000
                                         ---------  ----------  --------------  --------------  ----------  ------------
Balances, December 31, 1997............  4,407,318  11,011,000    $5,718,000         693,000    16,060,000   27,764,000
10% stock dividend.....................    437,540   9,516,000                                  (9,516,000)          --
Cash paid in-lieu of fractional
  shares...............................                                                             (7,000)      (7,000)
Cash dividends paid....................                                                         (1,317,000)   (1,317,00)
Net decrease in value of
  available-for-sale securities, net of
  tax of $272,000......................                           $ (376,000)       (376,000)                  (376,000)
Exercise of stock options..............     52,520     338,000                                                  338,000
Income tax effect from stock options
  exercised............................                285,000                                                  285,000
Repurchase of common stock.............   (128,700)   (461,000)                                 (2,190,000)  (2,651,000)
Net income.............................                            6,161,000                     6,161,000    6,161,000
                                         ---------  ----------  --------------  --------------  ----------  ------------
Balances December 31, 1998.............  4,768,678  $20,689,000   $5,785,000      $  317,000    $9,191,000   $30,197,000
                                         ---------  ----------  --------------  --------------  ----------  ------------
                                         ---------  ----------  --------------  --------------  ----------  ------------

                 See notes to consolidated financial statements

                                 COAST BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              YEARS ENDED DECEMBER 31,
                                                                   ----------------------------------------------
                                                                        1998            1997            1996
                                                                   --------------  --------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income.......................................................  $    6,161,000  $    5,155,000  $    4,128,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses....................................         300,000         450,000         900,000
  Depreciation and amortization..................................        (179,000)        (39,000)        (83,000)
  Gain on sale of bank premises and equipment....................              --              --         (53,000)
  (Gains) losses on securities transactions......................         (21,000)         10,000        (114,000)
  Deferred income taxes..........................................          43,000        (257,000)       (785,000)
  Proceeds from loan sales.......................................      82,869,000      48,255,000      38,497,000
  Origination of loans held for sale.............................     (84,432,000)    (52,827,000)    (41,925,000)
  Accrued interest receivable and other assets...................      (1,946,000)     (1,040,000)       (236,000)
  Accrued expenses and other liabilities.........................         851,000      (1,173,000)      1,009,000
  Increase in unearned income....................................       2,025,000       1,783,000       1,131,000
  Other operating activities.....................................         158,000        (225,000)             --
                                                                   --------------  --------------  --------------
Net cash provided by operating activities........................       5,829,000          92,000       2,469,000
                                                                   --------------  --------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available-for-sale.............      27,927,000       5,552,000      13,572,000
Proceeds from maturities of securities...........................      21,574,000      15,291,000      17,047,000
Purchases of securities available-for-sale.......................     (77,006,000)    (29,236,000)    (31,733,000)
Net increase in loans............................................     (13,293,000)    (18,133,000)    (14,259,000)
Purchases of bank premises and equipment.........................        (921,000)       (750,000)       (430,000)
Proceeds from disposal of bank premises and equipment............              --              --          14,000
Proceeds from sale of other real estate owned....................         514,000              --         904,000
                                                                   --------------  --------------  --------------
Net cash used in investing activities............................     (41,205,000)    (27,276,000)    (14,885,000)
                                                                   --------------  --------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits.........................................      79,613,000      15,730,000      21,421,000
Net proceeds from other borrowings...............................     (19,654,000)      5,462,000       4,608,000
Payment of cash dividends........................................      (1,317,000)     (1,017,000)       (887,000)
Payment of cash in-lieu of fractional shares.....................          (7,000)             --              --
Exercise of stock options........................................         623,000              --              --
Repurchase of common stock                                             (2,651,000)       (130,000)       (690,000)
                                                                   --------------  --------------  --------------
Net cash provided by financing activities........................      56,607,000      20,045,000      24,452,000
                                                                   --------------  --------------  --------------
Net increase (decrease) in cash and equivalents..................      21,231,000      (7,139,000)     12,036,000
Cash and equivalents, beginning of year..........................      30,853,000      37,992,000      25,956,000
                                                                   --------------  --------------  --------------
Cash and equivalents, end of year................................  $   52,084,000  $   30,853,000  $   37,992,000
                                                                   --------------  --------------  --------------
                                                                   --------------  --------------  --------------
SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING THE YEAR FOR:
Interest.........................................................  $    6,593,000  $    5,362,000  $    5,683,000
Income taxes.....................................................  $    4,334,000       3,675,000       3,867,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned.............................  $           --  $           --  $      586,000

                 See notes to consolidated financial statements

                                 COAST BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

    ORGANIZATION--In May 1995, the stockholders of Coast Commercial Bank (the
Bank) approved a plan which provided for the formation of Coast Bancorp (a bank holding company) (the Company) and the conversion of each share of outstanding Bank common stock into one share of Company common stock. Effective July 25, 1995 the Company issued 4,555,998 shares of its common stock for all the outstanding shares of the Bank through a merger which has been accounted for similar to a pooling of interests in that the historical cost basis of the Bank has been carried forward. As a result of the merger, the Bank became a wholly-owned subsidiary of the Company.

    On January 20, 1999, the Company's board of directors approved the declaration of a 2-for-1 stock split effective for shareholders of record February 5, 1999. Accordingly, all historical financial information has been restated as if the stock split had been in effect for all periods presented.

    NATURE OF OPERATIONS--The Company and its subsidiary, Coast Commercial Bank, operate 6 branches in Santa Cruz County, California. The Company's primary source of revenue is loans to customers, who are predominately small and middle-market businesses, professionals and middle-income individuals in Santa Cruz County. Banking products and services offered include commercial and consumer banking services such as commercial, construction, real estate, SBA guaranteed, personal, home equity and other consumer loans as well as checking and savings accounts, time deposits, overdraft protection, credit and debit cards, merchant credit card processing, safe deposit boxes and related services.

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

    CASH AND EQUIVALENTS--For purposes of reporting cash flows, cash and equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are sold for one-day periods.

    SECURITIES--At the time of purchase, investments in debt and equity securities are classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities are classified as available-for-sale, which are carried at market value with a corresponding recognition of the unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized.

    Amortization of premiums and accretion of discounts arising at acquisition of securities are included in income using methods that approximate the interest method. Market values are based on quoted market

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) prices or dealer quotes. Gains or losses on the sale of securities are computed using the specific identification method.

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

    ALLOWANCE FOR CREDIT LOSSES--The Company maintains an allowance for credit losses to absorb losses inherent in existing loans and commitments to extend credit. The allowance is based on quarterly evaluations of collectibility and prior loan loss experience. The evaluations take into consideration factors such as specific problem graded loans, impaired loans, and current and anticipated local economic conditions that may affect the borrowers' ability to pay. The allowance is increased by a provision for credit losses, which is charged to current period operating results, and decreased by the amount of chargeoffs, net of recoveries. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely

    The allowance also incorporates the results of measuring impaired loans. A loan is considered impaired when management determines that it is probable the borrower will not be able to pay all amounts due according to the original contractual terms of the loan agreement. Impairment is measured by the difference between the recorded investment in the loan (including accrued interest, net deferred loan fees or costs and unamortized premium or discount) and the estimated present value of total expected future cash flows, discounted at the loan's effective rate, or the fair value of the collateral, if the loan is collateral

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) dependent. Impairment is recognized by adjusting an allocation of the the existing allowance for credit losses.

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

    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS--Accrued interest receivable and other assets includes the cash surrender value of single premium insurance policies of $1,852,000 and $2,459,000 at December 31, 1998 and 1997,
respectively.

    ACCOUNTING FOR FINANCIAL ASSETS AND LIABILITIES--In June, 1996, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities" which is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996. In December 1996, the FASB issued SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" to defer for one year the effective date of implementation for transactions related to repurchase agreements, dollar-roll repurchase agreements, securities lending and other similar transactions. The Company adopted the applicable provisions of SFAS No. 125 effective January 1, 1997 and SFAS No. 127 on January 1, 1998. The adoption of SFAS No. 125 and SFAS No. 127 did not have a significant impact on the financial condition and results of operations of the Company.

    INCOME TAXES--Income taxes are provided at current rates. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes.

    STOCK-BASED COMPENSATION--The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Under the intrinsic value method, compensation cost is measured as the amount by which the quoted market value of the Company's stock at the date of grant exceeds the stock option exercise price.

    NET INCOME PER SHARE--Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted net income per share are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                         ----------------------------------
                                                            1998        1997        1996
                                                         ----------  ----------  ----------
Basic..................................................   4,803,016   4,852,758   4,880,562
Dilutive effect of stock options, using the treasury
  stock method.........................................     133,176      78,634      38,933
                                                         ----------  ----------  ----------
Diluted................................................   4,936,192   4,931,392   4,919,495
                                                         ----------  ----------  ----------
                                                         ----------  ----------  ----------

    COMPREHENSIVE INCOME--The Company has retroactively adopted SFAS No. 130, "Reporting Comprehensive Income", which requires that an enterprise report and display, by major components and as a single total, the change in its net assets during the period fron non-owner sources. The adoption of this statement resulted in a change in the financial statement presentation, but did not have an impact on the Company's consolidated financial position, results of operations or cash flows.

    SEGMENT REPORTING--In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Adoption of this statement did not have an impact our consolidated financial position, results of operations or cash flows, and any effect was limited to the form and content of our disclosures. See Note 16.

    EMPLOYEE BENEFIT AND INCENTIVE PLANS--The Company provides a variety of benefit and incentive compensation plans for eligible employees. Provisions for the costs of these employee benefit and incentive plans are accrued and charged to expense when the benefit is earned. During 1998 the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits". Adoption of SFAS No. 132 does not impact the consolidated financial position, results of operations, or cash flows, and any effect is limited to the form and content of its disclosures.

    RECLASSIFICATIONS--Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation. These reclassifications had no impact on stockholders' equity or net income.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1998, the FASB issued No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. SFAS No. 133 requires that derivative instruments used to hedge be identified specifically to assets, liabilities, firm commitments or anticipated transactions and measured as effective and ineffective when hedging changes in fair value or cash flows. Derivative instruments that do not qualify as either a fair value or cash flow hedge will be valued at fair value with the resultant gain or loss recognized in current earnings. Changes in the effective portion of fair value hedges will be recognized in current earnings along with the change in fair value of the hedged item. Changes in the effective portion of cash flow hedges will be recognized in other comprehensive income until realization of the cash flows of the hedged item through current earnings. Any ineffective portion of hedges will be recognized in current earnings. The Company has no derivative instruments outstanding as of December 31, 1998 and management believes adoption of this Statement will not have a material impact on the Company's financial

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) position or results of operations. At the date of adoption, the impact on the Company's financial position and results of operation will depend upon the accumulated net gain or loss, if any, of the effective portion of cash flow hedges and the ineffective portion of cash flow or any other hedges. The statement is effective for fiscal years beginning after June 15, 1999, with earlier application encouraged.

    In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities," which established accounting and reporting standards for certain activities of mortage banking and other similar enterprises. After securitization of mortgage loans held for sale, SFAS No. 134 requires an entity to classify the resulting mortgage-backed securities or other retained interests based on its ability or intent to sell or hold those investments. Management believes the adoption of SFAS No. 134 will have no impact on our financial position or results of operations. This Statement is effective for fiscal years beginning after December 15, 1998, earlier application permitted.

    In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Sop 98-1 requires the capitalization of eligle costs of specified activities related to computer software developed or obtained for internal use. Management believes that the adoption of SOP 98-1 will not have a material effect on the Company's financial position or results of operations. The statement is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company will adopt SOP 98-1 as of January 1, 1999.

    In June 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities". SOP 98-5 requires that entities expense start-up costs and organization costs as they are incurred. Management believes that the adoption of SOP 98-5 will not have a material effect on the Company's financial position or results of operations. The statement is effective for fiscal years beginning after December 15, 1998, with earlier application encouraged. The Company will adopt SOP 98-5 as of January 1, 1999.

2. RESTRICTED CASH BALANCES

    The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. At December 31, 1998 the Company maintained reserves of $1,676,000 in the form of vault cash and balances at the Federal Reserve which satisfied the regulatory requirements.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3. SECURITIES

    The amortized cost and estimated fair values of securities at December 31, are as follows:

                                                             GROSS          GROSS
                                                           UNREALIZED     UNREALIZED    ESTIMATED FAIR
                                          AMORTIZED COST      GAIN           LOSS           VALUE
                                          --------------  ------------  --------------  --------------
DECEMBER 31, 1998
Available-for-sale:
  U.S. Treasury and agency securities...  $   18,092,000        27,000         (27,000)     18,092,000
  Mortgage-backed securities............      57,781,000       712,000         (66,000)     58,427,000
  State and municipal obligations.......      14,457,000       342,000              --      14,799,000
  Corporate debt securities.............      14,606,000        50,000        (517,000)     14,139,000
Federal Home Loan Bank capital stock....       1,503,000            --              --       1,503,000
                                          --------------  ------------  --------------  --------------
Total...................................  $  106,439,000  $  1,131,000  $     (610,000) $  106,960,000
                                          --------------  ------------  --------------  --------------
                                          --------------  ------------  --------------  --------------
DECEMBER 31, 1997
Available-for-sale:
  U.S. Treasury and agency securities...  $    8,098,000  $     38,000  $           --  $    8,136,000
  Mortgage-backed securities............      62,918,000     1,026,000         (44,000)     63,900,000
  State and municipal obligations.......       6,916,000       166,000              --  $    7,082,000
Federal Home Loan Bank capital stock....       1,348,000            --              --       1,348,000
                                          --------------  ------------  --------------  --------------
Total...................................  $   79,280,000  $  1,230,000  $      (44,000) $   80,466,000
                                          --------------  ------------  --------------  --------------
                                          --------------  ------------  --------------  --------------

    The amortized cost and estimated fair value of debt securities at December 31, 1998, by contractual maturity, are presented below. Mortgate-backed securities generally have stated maturities from 5 to 30 years, but are subject to substantial prepayments which effectively accelerate maturities.

                                                                               AVAILABLE-FOR-SALE
                                                                         ------------------------------
                                                                           AMORTIZED       ESTIMATED
                                                                              COST        MARKET VALUE
                                                                         --------------  --------------
DECEMBER 31, 1998
U.S. Treasury and agency, state and municipal and corporate securities:
Due within one year....................................................  $   11,392,000  $   11,385,000
Due after 1 year through 5 years.......................................       7,445,000       7,488,000
Due after 5 years through 10 years.....................................       3,502,000       3,630,000
Due after 10 years.....................................................      24,815,000      24,527,000
                                                                         --------------  --------------
                                                                             47,154,000      47,030,000
Mortgage-backed securities.............................................      57,781,000      58,427,000
                                                                         --------------  --------------
Total..................................................................  $  104,935,000  $  105,457,000
                                                                         --------------  --------------
                                                                         --------------  --------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

3. SECURITIES (CONTINUED)
    Gross realized gains and gross realized losses from sales of securities available-for-sale were $73,000 and $52,000 in 1998, respectively, $43,000 and $53,000 in 1997, respectively, $283,000 and $169,000 in 1996, respectively.

    Effective December 31, 1997, state and municipal obligations with an amortized cost of $5,744,000 and an unrealized gain of $166,000 were reclassified from held-to-maturity to available-for-sale consistent with the Company's decision to include all state and municipal obligations in its interest rate risk management activities.

    At December 31, 1998, investment securities with a carrying value of $52,826,000 were pledged to collateralize public deposits and for other purposes as required by law or contract.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

    Sales of SBA loans totaled $25,601,000 $13,431,000, and $15,472,000 in 1998,
1997, and 1996, respectively. SBA loans serviced for other investors were $89,114,000 and $82,169,000 at December 31, 1998 and 1997, respectively. Sales of residential mortgage loans totaled $57,268,000, $34,824,000, and $23,025,000 in 1998, 1997, and 1996, respectively. Residential mortgage loans serviced for other investors were $38,078,000 and $45,912,000 at December 31, 1998 and 1997, respectively.

    At December 31, 1998, SBA loans held for sale were $6,349,000 (1997, $9,895,000). Mortgage loans held by the Company pending completion of their sale to the FHLMC or other investors were $9,242,000 and $2,470,000 at December 31, 1998 and 1997, respectively. The Company does not anticipate any loss on the sale of these loans. Loans held for or pending completion of sale are included in loans in the consolidated balance sheets and are carried at cost, which is lower than market value.

    Changes in the allowance for credit losses are as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Balance, beginning of year..........................  $  3,609,000  $  3,158,000  $  2,478,000
Provision charged to expense........................       300,000       450,000       900,000
Loans charged off...................................      (113,000)     (165,000)     (352,000)
Recoveries..........................................        75,000       166,000       132,000
                                                      ------------  ------------  ------------
Balance, end of year................................  $  3,871,000  $  3,609,000  $  3,158,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

    Nonaccrual loans were $1,108,000, $266,000, and $159,000 at December 31, 1998, 1997, and 1996, respectively.

    There were no impaired loans at December 31, 1998, 1997 and 1996. The average recorded investment in impaired loans was $273,000 and $369,000 for 1996 and 1995, respectively. No interest income was recognized during the period of impairment.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

5. BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31 are comprised of the following:

                                                                       1998          1997
                                                                    -----------  ------------
Buildings and leasehold improvements..............................    2,485,000  $  2,328,000
Furniture and equipment...........................................    6,072,000     5,445,000
                                                                    -----------  ------------
Total.............................................................    8,557,000     7,773,000
Accumulated depreciation and amortization.........................   (6,149,000)   (5,728,000)
                                                                    -----------  ------------
Bank premises and equipment-net...................................    2,408,000  $  2,045,000
                                                                    -----------  ------------
                                                                    -----------  ------------

    Certain of the Company's premises are leased under various noncancelable operating leases expiring in 2002 which have, in certain instances, renewal options. Future minimum lease payments are as follows:

1999............................................................  $ 672,000
2000............................................................    567,000
2001............................................................    342,000
2002............................................................     98,000
2003............................................................     19,000
                                                                  ---------
Total...........................................................  $1,698,000
                                                                  ---------
                                                                  ---------

    Rent expense under operating leases was $787,000, $652,000 and $637,000 in 1998, 1997 and 1996, respectively.

6. INCOME TAXES

    The provision for income taxes consists of the following:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Current:
  Federal...........................................  $  3,271,000  $  2,832,000  $  2,609,000
  State.............................................     1,094,000       926,000       942,000
                                                      ------------  ------------  ------------
    Total current...................................     4,365,000     3,758,000     3,551,000
                                                      ------------  ------------  ------------
Deferred:
  Federal...........................................        41,000      (228,000)     (601,000)
  State.............................................         2,000       (29,000)     (184,000)
                                                      ------------  ------------  ------------
    Total deferred..................................        43,000      (257,000)     (785,000)
                                                      ------------  ------------  ------------
    Total...........................................  $  4,408,000  $  3,501,000  $  2,766,000
                                                      ------------  ------------  ------------
                                                      ------------  ------------  ------------

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

6. INCOME TAXES (CONTINUED)
    The effective tax rate differs from the federal statutory rate as follows:

                                             YEARS ENDED DECEMBER 31,
                                          -------------------------------
                                            1998       1997       1996
                                          ---------  ---------  ---------
Statutory federal income tax rate.......       35.0%      35.0%      35.0%
State income taxes, net of federal tax
  effect................................        6.8        6.8        7.2
Tax exempt income.......................       (2.0)      (1.2)      (1.5)
Other-net...............................        1.9       (0.2)      (0.6)
                                          ---------  ---------  ---------
    Total...............................       41.7%      40.4%      40.1%
                                          ---------  ---------  ---------
                                          ---------  ---------  ---------

    The Company's net deferred tax assets at December 31, are comprised of the following:

                                                                        1998          1997
                                                                    ------------  ------------
Deferred tax assets:
  Provision for credit losses.....................................  $  1,538,000  $  1,405,000
  Deferred compensation...........................................       529,000       398,000
  Accelerated depreciation........................................       402,000       427,000
  State income tax................................................       191,000       183,000
  Mark-to-market adjustment.......................................        90,000       197,000
  Provision for other real estate owned...........................            --        29,000
  Other...........................................................         8,000        34,000
                                                                    ------------  ------------
    Total deferred tax assets.....................................     2,758,000     2,673,000
Deferred tax liabilities:
  Real estate investment..........................................      (269,000)     (228,000)
  Unrealized gains on securities available-for sale...............      (222,000)     (493,000)
  FHLB dividends..................................................       (87,000)           --
                                                                    ------------  ------------
    Total deferred tax liabilities................................      (578,000)     (721,000)
                                                                    ------------  ------------
    Net deferred tax assets.......................................  $  2,180,000  $  1,952,000
                                                                    ------------  ------------
                                                                    ------------  ------------

    There was no valuation allowance at December 31, 1998 and 1997.

7. DEPOSITS

    The aggregate amount of time deposits each with a minimum denomination of $100,000 or more was $36,199,000 and $18,172,000 at December 31, 1998 and 1997,
respectively. Included in time deposits at December 31, 1998 is a $15,000,000 deposit of public funds due within three months. Securities were delivered to a safekeeping agent to collateralize the deposit (See Note 3).

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

7. DEPOSITS (CONTINUED)

    At December 31, 1998, the scheduled maturities of time deposits are as follows:

1999...........................................................  $50,872,000
2000...........................................................   1,129,000
2001...........................................................     251,000
                                                                 ----------
                                                                 $52,252,000
                                                                 ----------
                                                                 ----------

8. OTHER BORROWINGS

    Other borrowings consist of the following:

                                                                     1998           1997
                                                                 -------------  -------------
Advances from the Federal Home Loan Bank of San Francisco......  $  10,000,000  $          --
Securities sold under agreements to repurchase.................             --     28,570,000
Treasury, tax and loan note....................................        416,000      1,500,000
                                                                 -------------  -------------
                                                                 $  10,416,000  $  30,070,000
                                                                 -------------  -------------
                                                                 -------------  -------------

    Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                                     1998           1997
                                                                 -------------  -------------
Average balance during the year................................  $  11,975,000  $  25,716,000
Average interest rate during the year..........................            5.7%           5.4%
Maximum month-end balance during the year......................  $  22,800,000  $  28,879,000
Average rate at December 31....................................             --            5.7%

    During 1998 the Bank obtained $10,000,000 in advances from the FHLB payable at maturity in 5 years. The advances are callable by the FHLB beginning in February 1999 and bear interest at 4.99%. The securities sold under agreements to repurchase at December 31, 1997 matured within three months.

    Mortgage-backed securities were delivered to the broker-dealers who arranged the transactions to secure the acvances and securities sold under agreements to repurchase (See Note 3).

    In order to receive advances and sell securities under agreements to repurchase from the FHLB, the Bank is required to own capital stock of the FHLB (See Note 3).

9. COMMITMENTS AND CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the consolidated financial statements. The Company does not anticipate losses as a result of these commitments. Undisbursed loan commitments totaled $73,724,000 and standby letters of credit were $4,652,000 at December 31, 1998. The Company's exposure to credit loss is limited to amounts funded or drawn.

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

10. LOAN CONCENTRATIONS

    The Bank's customers are primarily located in Santa Cruz, Monterey and San Benito counties, an area on the California coast south of San Francisco. Commercial loans represent 24% of total loans at December 31, 1998, with no particular industry representing a significant portion. Approximately 14% of the Company's loans at December 31, 1998 are for real estate construction including single family residential and commercial properties. Other real estate secured loans, primarily for commercial properties, represent another 59% of loans at December 31, 1998. Installment and other loans, primarily automobile and mobile home loans, represent the remainder of loans. Many of the Company's customers are employed by or are otherwise dependent on the tourism, high technology, agriculture and real estate development industries and, accordingly, the ability of any of the Company's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by bank deposits or business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for other loans.

11. RELATED PARTY LOANS

    The Bank may make loans to directors and their associates subject to approval by the Board of Directors. These transactions are at terms and rates comparable to those granted to other customers of the Company. Loans to related party loans were $223,000 and $95,000 at December 31, 1998 and 1997, respectively. During 1998, new loans to these related parties were $185,000 and repayments were $57,000.

12. REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

12. REGULATORY MATTERS (CONTINUED)
calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1998 and 1997, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    Actual capital amounts and ratios are as follows:

                                                                                                        O BE CATEGORIZED AS WELL
                                                                               MINIMUM FOR CAPITAL      CAPITALIZED UNDER PROMPT
                                                                                                           CORRECTIVE ACTION
                                                          ACTUAL                ADEQUACY PURPOSES:            PROVISIONS:
                                                --------------------------  --------------------------  ------------------------
                                                   AMOUNT         RATIO        AMOUNT         RATIO        AMOUNT        RATIO
                                                -------------     -----     -------------     -----     -------------  ---------
THE COMPANY:
As of December 31, 1998:
Total Capital (to Risk Weighted Assets).......  $  32,529,000        15.4%  $  16,856,000         8.0%            N/A        N/A
Tier I Capital (to Risk Weighted Assets)......  $  29,880,000        14.2%  $   8,428,000         4.0%            N/A        N/A
Tier I Capital (to Average Assets)............  $  29,880,000         9.5%  $  12,574,000         4.0%            N/A        N/A
As of December 31, 1997:
Total Capital (to Risk Weighted Assets).......  $  28,883,000        16.7%  $  13,859,000         8.0%            N/A        N/A
Tier I Capital (to Risk Weighted Assets)......  $  26,700,000        15.4%  $   6,929,000         4.0%            N/A        N/A
Tier I Capital (to Average Assets)............  $  26,700,000        10.3%  $  10,357,000         4.0%            N/A        N/A

THE BANK:
As of December 31, 1998:
Total Capital (to Risk Weighted Assets).......  $  31,198,000        14.8%  $  16,856,000         8.0%  $  21,069,000       10.0%
Tier I Capital (to Risk Weighted Assets)......  $  28,549,000        13.6%  $   8,428,000         4.0%  $  12,642,000        6.0%
Tier I Capital (to Average Assets)............  $  28,549,000         9.1%  $  12,574,000         4.0%  $  15,717,000        5.0%
As of December 31, 1997:
Total Capital (to Risk Weighted Assets).......  $  26,217,000        15.1%  $  13,858,000         8.0%  $  17,323,000       10.0%
Tier I Capital (to Risk Weighted Assets)......  $  24,034,000        13.9%  $   6,929,000         4.0%  $  10,394,000        6.0%
Tier I Capital (to Average Assets)............  $  24,034,000         9.3%  $  10,357,000         4.0%  $  12,946,000        5.0%

13. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Company is not obligated to, but

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
may contribute to the plan. In 1998, the Company matched each employee's contribution up to $1,000, an increase from $500 in previous years, aggregating $90,000 ($42,000 in 1997 and 1996). Participants may elect several investment options.

    Substantially all employees with at least 1,000 hours of service are covered by a discretionary employee stock ownership plan (ESOP). The Company's contribution to the ESOP was $120,000 in 1997 and 1996. No contribution was made during 1998 in order to fund the 1998 profit sharing plan.

    The Bank established a profit sharing plan for eligible employees during 1998. Distributions under the profit sharing plan are tied to the Bank's net income. The Bank accrued $180,000 for distributions for 1998.

    The Bank has an unfunded salary continuation plan for two officers which provides for retirement benefits upon reaching age 65. The Bank accrues such post-retirement benefits over the vesting period of ten years. In the event of a change in control of the Company, the officers' benefits will fully vest. The Bank accrued $61,000, $72,000, and $120,000 in 1998, 1997, and 1996,
respectively. The liability under the salary continuation plan was $474,000 and $414,000 at December 31, 1998 and 1997, respectively. The discount rate used to measure the liability was 7.05% and 6.95% at December 31, 1998 and 1997, respectively.

    The Bank has a deferred compensation plan whereby certain directors defer their fees until age 65 or 70. Amounts deferred accrue interest at a rate determined annually by the Board of Directors (6.7% and 7.7% for 1998 and 1997, respectively). Accumulated benefits are paid over 8 to 13 years. Total deferred director fees at December 31, 1998 and 1997 were $705,000 and $448,000, respectively.

    Under the 1995 stock option plan (Plan) the Company may grant options to purchase up to 880,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant. Employee options generally expire 5 to 10 years from the date of grant and vest over a 5-year period. Under the Plan non-employee directors of the Company are automatically granted options to purchase 2,000 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the Plan to non-employee directors are exercisable after 6 months and expire from 5 years from the date of grant. The maximum number of shares which may be issued to an individual non-employee director under the Plan is 10,000.

    Option activity under the plan is as follows:

                                                                        YEARS ENDED DECEMBER 31,
                                          ------------------------------------------------------------------------------------
                                                     1998                        1997
                                          --------------------------  --------------------------              1996
                                                         WEIGHTED-                   WEIGHTED-    ----------------------------
                                                          AVERAGE                     AVERAGE                     WEIGHTED-
                                           NUMBER OF     EXERCISE      NUMBER OF     EXERCISE      NUMBER OF       AVERAGE
                                            SHARES         PRICE        SHARES         PRICE        SHARES     EXERCISE PRICE
                                          -----------  -------------  -----------  -------------  -----------  ---------------
Options outstanding, beginning of
  year..................................     268,400     $    7.84       171,600     $    6.15        30,800      $    4.66
Granted.................................      96,800         17.12        96,800         10.83       140,800           6.48
Exercised...............................     (53,240)         6.34            --            --
Options outstanding, end of year........     311,960         10.98       268,400          7.84       171,600           6.15
Options exercisable, end of year........     127,160         10.05       114,400          6.98        61,600           5.54

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

13. EMPLOYEE BENEFIT PLANS (CONTINUED)
    The weighted-average fair value of options granted was $8.47 during 1998, $6.79 during 1997 and $2.40 during 1996.

    Additional information regarding options outstanding as of December 31, 1998 is as follows:

                                    OPTIONS OUTSTANDING
                   -----------------------------------------------------       OPTIONS EXERCISABLE
                                  WEIGHTED AVERAGE                        ------------------------------
RANGE OF EXERCISE    NUMBER     REMAINING CONTRACTUAL  WEIGHTED AVERAGE     NUMBER     WEIGHTED AVERAGE
     PRICES        OUTSTANDING       LIFE (YRS)         EXERCISE PRICE    EXERCISABLE   EXERCISE PRICE
-----------------  -----------  ---------------------  -----------------  -----------  -----------------
      $4.66             8,800               1.1            $    4.66           8,800       $    4.66
      $6.48           118,360               6.6                 6.48          52,360       $    6.48
 $10.17--$11.14        88,000               7.0                10.90          35,200       $   10.53
 $17.10--$17.13        96,800               7.6                17.12          30,800       $   17.10
                   -----------                                            -----------
                      311,960                              $   10.98         127,160       $   10.05
                   -----------                                            -----------
                   -----------                                            -----------

    At December 31, 1998, 514,800 shares were available for future grants under the option plan.

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average assumptions: expected life, 100 months in 1998, 101 months in 1997, and 102 months in 1996 following grant; stock volatility, 50% in 1998, 1997 and 1996; risk free interest rates, 5.54% in 1998, 6.55% in 1997, and 6.25% in 1996; and 24% dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                                              YEARS ENDED DECEMBER 31,
                                                      ----------------------------------------
                                                          1998          1997          1996
                                                      ------------  ------------  ------------
Proforma net income.................................  $  5,872,000  $  4,978,000  $  4,026,000
Proforma net income per share:
  Basic.............................................         $1.22         $1.13         $0.89
  Diluted...........................................         $1.19         $1.11         $0.89

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

    The following table presents the carrying amount and estimated fair value of certain assets and liabilities held by the Company at December 31, 1998 and 1997. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, and demand and savings deposits. See Note 3 for a summary of the estimated fair value of securities.

                                          1998                            1997
                             ------------------------------  ------------------------------
                                CARRYING     ESTIMATED FAIR     CARRYING     ESTIMATED FAIR
                                 AMOUNT          VALUE           AMOUNT          VALUE
                             --------------  --------------  --------------  --------------
Loans, net.................  $  153,833,000  $  152,382,000  $  140,469,000  $  140,038,000
Time deposits..............  $   52,252,000  $   52,261,000  $   34,320,000  $   34,319,000
Other borrowings...........  $   10,416,000  $   10,475,000  $   30,070,000  $   30,070,000

    The following methods and assumptions were used by the Company in computing the estimated fair values in the above table:

    LOANS, NET--The fair of variable rate loans is the carrying value as these loans are regularly adjusted to market rates. The fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The fair value calculations are adjusted by the allowance for loan losses.

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

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    As described in Note 1 to the consolidated financial statements, the merger of Coast Commercial Bank with the Company became effective July, 25, 1995. The condensed financial statements of Coast Bancorp (parent company only) follow:

                                                                                             DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998           1997
                                                                                     -------------  -------------
CONDENSED BALANCE SHEET
Cash...............................................................................  $   1,295,000  $   2,643,000
Investment in Coast Commercial Bank................................................     28,866,000     25,103,000
Other assets.......................................................................         61,000         42,000
                                                                                     -------------  -------------
    Total..........................................................................  $  30,222,000  $  27,788,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------
Liabilities........................................................................  $      25,000  $      24,000
Stockholders' equity...............................................................     30,197,000     27,764,000
                                                                                     -------------  -------------
    Total..........................................................................  $  30,222,000  $  27,788,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

                                                                                  YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
CONDENSED INCOME STATEMENT
Interest income.........................................................  $     52,000  $     85,000  $     88,000
General and administrative expenses.....................................      (105,000)     (154,000)     (150,000)
                                                                          ------------  ------------  ------------
Loss before equity in net income of Coast Commercial Bank...............       (53,000)      (69,000)      (62,000)
Equity in net income of Coast Commercial Bank:
  Dividends received....................................................     2,340,000     1,048,000     1,116,000
  Undistributed equity in net income....................................     3,858,000     4,155,000     3,058,000
Income tax benefit......................................................        16,000        21,000        16,000
                                                                          ------------  ------------  ------------
Net income..............................................................     6,161,000     5,155,000     4,128,000
Net change in accumulated other comprehensive income....................      (376,000)      563,000      (342,000)
                                                                          ------------  ------------  ------------
Comprehensive income....................................................  $  5,785,000  $  5,718,000  $  3,786,000
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

                                 COAST BANCOROP

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

15. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                                                      YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------
                                                                                  1998          1997          1996
                                                                              ------------  ------------  ------------
STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income..................................................................  $  6,161,000  $  5,155,000  $  4,128,000
Reconciliation of net income to net cash provided by operations:
Undistributed equity in net income..........................................    (3,858,000)   (4,155,000)   (3,058,000)
Other assets and liabilities................................................       (14,000)      (40,000)       30,000
                                                                              ------------  ------------  ------------
Net cash provided by operating activities...................................     2,289,000       960,000     1,100,000
Cash flows from financing activities:
Cash dividends paid.........................................................    (1,317,000)   (1,017,000)     (887,000)
Cash paid in-lieu of fractional shares......................................        (7,000)           --            --
Exercise of stock options...................................................       338,000            --            --
Repurchase of common stock                                                      (2,651,000)     (130,000)     (690,000)
                                                                              ------------  ------------  ------------
Net cash used in financing activities.......................................    (3,637,000)   (1,147,000)   (1,577,000)
                                                                              ------------  ------------  ------------
Net decrease in cash........................................................    (1,348,000)     (187,000)     (477,000)
Cash, beginning of period...................................................     2,643,000     2,830,000     3,307,000
                                                                              ------------  ------------  ------------
Cash, end of period.........................................................  $  1,295,000  $  2,643,000  $  2,830,000
                                                                              ------------  ------------  ------------
                                                                              ------------  ------------  ------------

    A principal source of cash for the Company is dividends from its subsidiary bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during such period, subject to capital adequacy requirements. At December 31, 1998, the Company has approximately $12,276,000 available for payment of dividends which would not require the prior approval of the banking regulators under this limitation.

16. BUSINESS SEGMENTS

    Coast Bancorp's only operating unit is Coast Commercial Bank, a commercial bank, which primarily offers similar products to customers located in Santa Cruz and surrounding counties of Northern California. Accordingly, the Company operates as one business segment.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Coast Bancorp:

    We have audited the accompanying consolidated balance sheets of Coast Bancorp and its subsidiary as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coast Bancorp and its subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

San Jose, California
January 22, 1999 (February 5, 1999 as to stock split information in Note 1, paragraph 2)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers is included under the headings "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive proxy statement for the Company's 1999 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is included under the heading "Executive Compensation" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning security ownership of certain beneficial owners and management is included under the heading "Security Ownership of Certain Beneficial Owners" and "Election of Directors" in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Iinformation concerning certain relationships and related transactions is included under the heading "Indebtedness of Management and Other Transactions" in the Proxy Statement, which is incorporated herein by reference.

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

    (a) 3.

    Exhibits are listed in the Index to Exhibits beginning on page 54 of this report.

    (b) Reports on Form 8-K.

    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

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

      23.2   Consent of Deloitte & Touche L.L.P.

        27   Financial Data Schedule

------------------------

*   Previously filed.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                COAST BANCORP
                                DATE: MARCH 17, 1999

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

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ RICHARD ALDERSON
------------------------------  Director                      March 17, 1999
       Richard Alderson

    /s/ DOUGLAS D. AUSTIN
------------------------------  Director                      March 17, 1999
      Douglas D. Austin

    /s/ JOHN C. BURROUGHS
------------------------------  Director                      March 17, 1999
      John C. Burroughs

     /s/ BUD W. CUMMINGS
------------------------------  Director                      March 17, 1999
       Bud W. Cummings

     /s/ RONALD M. ISRAEL
------------------------------  Director                      March 17, 1999
       Ronald M. Israel

                                Senior Vice President and
     /s/ BRUCE H. KENDALL         Chief Financial Officer
------------------------------    (Principal Financial and    March 17, 1999
       Bruce H. Kendall           Accounting Officer)

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

   /s/ HARVEY J. NICKELSON
------------------------------  President, Chief Executive    March 17, 1999
     Harvey J. Nickelson          Officer and Director

     /s/ GUS J.F. NORTON
------------------------------  Director                      March 17, 1999
       Gus J.F. Norton

    /s/ JAMES C. THOMPSON
------------------------------  Chairman of the Board of      March 17, 1999
      James C. Thompson           Directors