Form 10-Q
period 1999-03-31
COAST BANCORP
filed 1999-04-27
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from                        to
                               ----------------------    ----------------------


Commission File Number: 0-28938
                        -------


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


                               (831) 458-4500
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

                                                             /X/ Yes   / / No

     No. of shares of Common Stock outstanding on March 31, 1999: 4,778,858
                                                                  ---------

                                 COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1999
                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5

                                    PART II

Item 1.   Legal Proceedings                                                 16
Item 2.   Changes in Securities                                             16
Item 3.   Defaults Upon Senior Securities                                   16
Item 4.   Submission of Matters to a Vote of Security Holders               16
Item 5.   Other Information                                                 16
Item 6.   Exhibits and Reports on Form 8-K                                  16

PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS

                                                                                MARCH 31,        DECEMBER 31,
                                                                                  1999              1998
                                                                              ------------      -------------
                                                                               (unaudited)
ASSETS
Cash and due from banks                                                       $ 15,739,000       $ 23,084,000
Federal funds sold                                                              29,000,000         29,000,000
                                                                              -------------------------------
    Total cash and equivalents                                                  44,739,000         52,084,000

Securities:
  Available for sale, at fair value                                            111,333,000        106,960,000

Loans:
  Commercial                                                                    38,470,000         38,874,000
  Real estate-term                                                              95,919,000         95,360,000
  Real estate-construction                                                      24,819,000         22,206,000
  Installment and other                                                          4,688,000          4,536,000
                                                                              -------------------------------
    Total loans                                                                163,896,000        160,976,000
  Unearned income                                                               (3,604,000)        (3,272,000)
  Allowance for credit losses                                                   (3,882,000)        (3,871,000)
                                                                              -------------------------------
Net loans                                                                      156,410,000        153,833,000
Bank premises and equipment-net                                                  2,301,000          2,408,000
Accrued interest receivable and other assets                                     9,943,000          9,463,000
                                                                              -------------------------------
TOTAL ASSETS                                                                  $324,726,000       $324,748,000
                                                                              -------------------------------
                                                                              -------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:

  Noninterest-bearing demand                                                  $ 67,942,000       $ 75,978,000
  Interest-bearing demand                                                       94,718,000        100,707,000
  Savings                                                                       58,938,000         51,873,000
  Time                                                                          52,415,000         52,252,000
                                                                              -------------------------------
    Total deposits                                                             274,013,000        280,810,000
Other borrowings                                                                15,712,000         10,416,000
Accrued expenses and other liabilities                                           3,748,000          3,325,000
                                                                              -------------------------------
     Total liabilities                                                         293,473,000        294,551,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-no par value; 10,000,000 shares authorized;
  no shares issued                                                                   -                  -
Common stock-no par value; 20,000,000 shares authorized; shares
  outstanding: 4,778,858 in 1999 and 4,768,678 in 1998                          20,771,000         20,689,000
Accumulated other comprehensive income                                             117,000            317,000
Retained earnings                                                               10,365,000          9,191,000
                                                                              -------------------------------
  Total stockholders' equity                                                    31,253,000         30,197,000
                                                                              -------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $324,726,000       $324,748,000
                                                                              -------------------------------
                                                                              -------------------------------


         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                   1999             1998
                                                                              ------------      -------------
Interest income:
  Loans, including fees                                                         $4,133,000         $4,147,000
  Securities:
    Taxable                                                                      1,338,000          1,225,000
    Nontaxable                                                                     192,000            145,000
  Federal funds sold                                                               374,000            100,000
                                                                              -------------------------------
Total interest income                                                            6,037,000          5,617,000
Interest expense:
  Deposits                                                                       1,512,000          1,120,000
  Other borrowings                                                                 139,000            430,000
                                                                              -------------------------------
Total interest expense                                                           1,651,000          1,550,000
                                                                              -------------------------------
Net interest income                                                              4,386,000          4,067,000
Provision for credit losses                                                              -             75,000
                                                                              -------------------------------
Net interest income after provision for credit losses                            4,386,000          3,992,000
Noninterest income:
  Customer service fees                                                            632,000            622,000
  Gain from sale of loans                                                          511,000            668,000
  Loan servicing fees                                                              224,000            246,000
  Gains (losses) from sale of securities                                            61,000            (15,000)
  Other                                                                             44,000             46,000
                                                                              -------------------------------
Total noninterest income                                                         1,472,000          1,567,000
Noninterest expenses:
  Salaries and benefits                                                          1,807,000          1,540,000
  Occupancy                                                                        295,000            271,000
  Equipment                                                                        288,000            285,000
  Customer services                                                                170,000            165,000
  Advertising and promotion                                                        105,000            132,000
  Stationery and postage                                                            91,000             97,000
  Professional services                                                             79,000            123,000
  Data processing                                                                   85,000             68,000
  Insurance                                                                         61,000             60,000
  Other                                                                            222,000            176,000
                                                                              -------------------------------
Total noninterest expenses                                                       3,203,000          2,917,000
                                                                              -------------------------------
Income before income taxes                                                       2,655,000          2,642,000
Income taxes                                                                     1,099,000          1,086,000
                                                                              -------------------------------
Net income                                                                      $1,556,000         $1,556,000
                                                                              -------------------------------
                                                                              -------------------------------
Earnings per share:
Basic                                                                                 $.33               $.32
                                                                              -------------------------------
                                                                              -------------------------------
Diluted                                                                               $.32               $.31
                                                                              -------------------------------
                                                                              -------------------------------


See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                THREE MONTHS ENDED MARCH 31,
                                                                                  1999               1998
                                                                              ------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                      $1,556,000         $1,556,000
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for credit losses                                                            -             75,000
  Depreciation and amortization                                                    (54,000)            35,000
  (Gains) losses on securities transactions                                        (61,000)            15,000
  Deferred income taxes                                                             42,000            132,000
  Proceeds from loan sales                                                      25,602,000         17,282,000
  Origination of loans held for sale                                           (22,148,000)       (18,313,000)
  Accrued interest receivable and other assets                                    (522,000)        (1,359,000)
  Accrued expenses and other liabilities                                           422,000            955,000
  Increase in unearned income                                                      626,000            533,000
  Other operating activities                                                       135,000            (66,000)
                                                                              -------------------------------
Net cash provided by operating activities                                        5,598,000            845,000
                                                                              -------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities Available for sale
                                                                                12,145,000          5,329,000
Proceeds from maturities of securities                                           5,590,000          4,357,000
Purchases of securities available for sale                                     (22,442,000)       (19,308,000)
Net increase in loans                                                           (6,363,000)        (3,091,000)
Purchases of bank premises and equipment                                           (73,000)          (195,000)
                                                                              -------------------------------
Net cash used in investing activities                                          (11,143,000)       (12,908,000)
                                                                              -------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                             (6,796,000)        19,680,000
Net proceeds from other borrowings                                               5,296,000         (5,043,000)
Repurchase of common stock                                                               -           (675,000)
Payment of cash dividends                                                         (382,000)          (309,000)
Exercise of stock options                                                           82,000             43,000
                                                                              -------------------------------
Net cash (used in) provided by financing activities                             (1,800,000)        13,696,000
                                                                              -------------------------------

Net (decrease) increase in cash and equivalents                                 (7,345,000)         1,633,000
Cash and equivalents, beginning of period                                       52,084,000         30,853,000
                                                                              -------------------------------
Cash and equivalents, end of period                                            $44,739,000        $32,486,000
                                                                              -------------------------------
                                                                              -------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest                                                                        $1,761,000         $1,616,000
Income taxes                                                                             -            331,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                            $-                   $190,000


             See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 1999 and 1998

-------------------------------------------------------------------------------

1. BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements for 1998 included in the Company's Annual Report on Form 10-K.

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                THREE MONTHS ENDED
                                                    MARCH 31,
                                              -----------------------
                                                 1999          1998
                                              ---------     ---------
       Basic shares                           4,773,483     4,839,901
       Dilutive effect of stock options         102,770       120,683
                                              -----------------------
       Diluted shares                         4,876,253     4,960,584
                                              -----------------------
                                              -----------------------

3. COMPREHENSIVE INCOME - The Company's source of other comprehensive income is unrealized gains and losses on securities available for sale. Total comprehensive income was as follows:

                                          THREE MONTHS ENDED
                                               MARCH 31,
                                       --------------------------
                                          1999            1998
                                       ----------      ----------
       Net income                      $1,556,000      $1,556,000
       Other comprehensive income        (200,000)       (163,000)
                                       --------------------------
       Total comprehensive income      $1,356,000      $1,393,000
                                       --------------------------
                                       --------------------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for each of the three months ended March 31, 1999 and 1998 was $1,556,000.

During the first quarter of 1999 an increase in net interest income combined with a decrease in the provision for credit losses was offset by a decrease in noninterest income and increases in noninterest expenses and income tax expense.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months ended March 31, 1999 and 1998.

Table I  Components of Net Interest Income

                                                            THREE MONTHS ENDED MARCH 31,
                                      -----------------------------------------------------------------
                                                    1999                              1998
                                      ------------------------------    -------------------------------
                                      AVERAGE                AVERAGE    AVERAGE                 AVERAGE
                                      BALANCE    INTEREST      RATE     BALANCE     INTEREST      RATE
                                      --------   --------    -------    --------    --------    -------
                                                            (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                          $162,669    $4,133      10.2%     $150,687     $4,147      11.0%
Securities:
      Taxable                           83,758     1,338       6.4%       73,348      1,225       6.7%
      Nontaxable (3)                    15,178       291       7.7%       10,654        219       8.2%
Federal funds sold                      32,029       374       4.7%        7,769        100       5.1%
                                      ------------------                -------------------
Total earning assets                   293,634     6,136       8.4%      242,458      5,691       9.4%
Cash and due from banks                 15,950                            17,386
Allowance for credit losses             (3,901)                           (3,642)
Unearned income                         (3,284)                           (2,411)
Bank premises and equipment, net         2,377                             2,074
Other assets                             9,238                             8,274
                                      --------                          --------
Total assets                          $314,014                          $264,139
                                      --------                          --------
                                      --------                          --------
Interest-bearing liabilities:
Deposits:
      Demand                          $ 93,381       408       1.8%      $77,779        376       1.9%
      Savings                           57,681       522       3.6%       27,026        213       3.2%
      Time                              50,773       582       4.6%       40,563        531       5.2%
                                      ------------------                -------------------
Total deposits                         201,835     1,512       3.0%      145,368      1,120       3.1%
Borrowed funds                          11,264       139       4.9%       30,526        430       5.6%
                                      ------------------                -------------------
Total interest-bearing liabilities     213,099     1,651       3.1%      175,894      1,550       3.5%
Demand deposits                         66,804                            57,286
Other liabilities                        3,312                             2,582
Stockholders' equity                    30,799                            28,377
                                      --------                          --------
Total liabilities and
   stockholders' equity               $314,014                          $264,139
                                      --------                          --------
                                      --------                          --------
Net interest income and margin                    $4,485       6.1%                  $4,141       6.8%
                                                  ------                             ------
                                                  ------                             ------

(1) Tax exempt income includes $99,000 and $74,000 in 1999 and 1998, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(2) Loan fees totaling $326,000 and $317,000 are included in loan interest income for the three months ended March 31, 1999 and 1998.

(3) Average nonaccrual loans totaling $1,033,000 and $327,000 are included in average loans for the three months ended March 31, 1999 and 1998.

(4) Annualized

    For the three months ended March 31, 1999, net interest income, on a fully taxable-equivalent basis, was $4,485,000 or 6.1% of average earning assets, an increase of 8% over $4,141,000 or 6.8% of average earning assets in the comparable period in 1998. The increase in 1999 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $6,136,000 and $5,690,000 for the three months ended March 31, 1999 and 1998. The increase in 1999 resulted from the growth in average earning assets. Loan yields averaged 10.2% and 11.0% for the three months ended March 31, 1999 and 1998. Approximately 85% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 7.75% and 8.50% for each of the three month periods ended March 31, 1999 and 1998. Average earning assets were $293,634,000 and $242,458,000 for the three months ended March 31, 1999 and 1998. The growth in average earning assets resulted from increased levels of deposits which were invested primarily in loans and securities.

    The increase in interest income during 1999 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 3.1% and 3.5% for the three month periods ended March 31, 1999 and 1998.

NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                                      THREE MONTHS ENDED
                                                           MARCH 31,
                                                      ------------------
                                                       1999        1998
                                                      ------      ------
        Customer service fees                         $  632      $  622
        Gain on sale of loans                            511         668
        Loan servicing fees                              224         246
        Gains (losses) from sale of securities            61         (15)
        Other                                             44          46
        Total noninterest income                      $1,472      $1,567
                                                      ------------------
                                                      ------------------

Gains on sale of loans decreased as a result of a lower volume of Small Business Administration (SBA) loans sold and a decline in market prices for SBA loans in 1999 compared to 1998. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                          THREE MONTHS ENDED MARCH 31,
                                       -------------------------------------
                                             1999                 1998
                                             ----                 ----
Salaries and benefits                  $1,807     2.46%     $1,540     2.54%
Occupancy                                 295      .40%        271      .45%
Equipment                                 288      .39%        285      .47%
Customer services                         170      .23%        165      .27%
Advertising and promotion                 105      .14%        132      .22%
Stationery and postage                     91      .12%         97      .16%
Data processing                            85      .12%         68      .11%
Professional services                      79      .11%        123      .20%
Insurance                                  61      .08%         60      .10%
Other                                     222      .30%        176      .29%
                                       -------------------------------------
  Total noninterest expenses           $3,203     4.58%     $2,917     4.86%
                                       -------------------------------------
                                       -------------------------------------


The increases in 1999 were primarily related to higher staff and occupancy costs and increases in data processing and other noninterest expenses partially offset by decreases in advertising and promotion and professional services. The increase in noninterest expenses reflects the opening of a new branch in August 1998 and the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1999 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 41.4% for the three months ended March 31, 1999 compared to 41.1% for the same period in 1998. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets were $324.7 million at March 31, 1999, no material change from the end of 1998. Based on average balances, first quarter 1999 average total assets of $314.0 million represent an increase of 19% over the first quarter of 1998.

EARNING ASSETS
LOANS

Total gross loans at March 31, 1999 were $163.9 million, a 2% increase from $161.0 million at December 31, 1998. Average loans in the three months of 1999 were $162,669,000 representing an increase of 8% over the same period in 1998. The 1999 increases primarily reflected growth in average real estate loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 1999 nonaccrual loans totaled $1,033,000 or .63% of total loans compared to $1,108,000 or .69% of total loans at December 31, 1998.

Table 4 presents the composition of nonperforming assets at March 31, 1999.

Table 4  Nonperforming Assets
(dollars in thousands)

                                                          MARCH 31, 1999
                                                          --------------
Nonperforming Assets:

   Loans Past Due 90 Days or More                              $    -
   Nonaccrual Loans                                             1,033
                                                               ------
Total Nonperforming Loans                                       1,033
OREO                                                                -
                                                               ------
Total Nonperforming Assets                                     $1,033
                                                               ------
                                                               ------

Nonperforming Loans as a Percent of Total Loans                  0.63%
OREO as a Percent of Total Assets                                   -
Nonperforming Assets as a Percent of Total Assets                0.32%
Allowance for Credit Losses                                    $3,882
   As a Percent of Total Loans                                   2.37%
   As a Percent of Nonaccrual Loans                               376%
   As a Percent of Nonperforming Loans                            376%


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

It is the policy of management to maintain the allowance for credit losses at a level adequate for known and inherent risks in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 5.

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 1999
                                                           ------------------
Total Loans Outstanding                                        $163,896
Average Total Loans                                             162,669
Allowance for credit losses:

Balance, January 1                                             $  3,871
Charge-offs by Loan Category:
  Commercial                                                          -
  Installment and other                                               3
  Real Estate construction                                            -
  Real Estate-term                                                    -
                                                               --------
Total Charge-Offs                                                     3
Recoveries by Loan Category:
  Commercial                                                         13
  Installment and other                                               -
  Real Estate construction                                            -
  Real Estate-term                                                    1
                                                               --------
    Total Recoveries                                                 14
Net Charge-Offs (recoveries)                                        (11)
Provision Charged to Expense                                          -
                                                               --------
                                                               --------
Balance, March 31                                              $  3,882
                                                               --------
                                                               --------

Ratios:

  Net Charge-offs to Average Loans                                (0.01)%
  Reserve to Total Loans                                           2.37%


OTHER INTEREST-EARNING ASSETS

For the three months ended March 31, 1999, the average balance of investment securities and federal funds sold totaled $130,965,000, down from $91,771,000 for the same period in 1998. The 1999 increase resulted from investing additional liquidity in federal funds sold and investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

Deposits represent the Company's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. During 1998, we accepted a $15 million time deposit from the State of California, which was increased to $20 million during 1999, in part to replace borrowed funds and to increase earning assets. The State of California time deposit is renewable approximately every three months at a rate similar to the three month U.S. Treasury bill. The Bank has never used brokered deposits.

Deposits decreased $6,797,000 from year-end or 2% to $274,013,000 as of March 31, 1999. Average total deposits in the three months of 1999 of $268,639,000 increased from $202,654,000 in the same period in 1998.

Another source of funding for the Company is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days. Advances from the FHLB may vary in maturity from 1 to 10 years. Advances from the FHLB at March 31, 1999 totaled $15,000,000, payable at maturity in 2003 and 2004. The advances are callable by the FHLB beginning in February 1999 ($10,000,000) and March 2000 ($5,000,000) and bear interest at a weighted average of 4.9%. The average balance of borrowed funds was $11,264,000 and $30,526,000 during the first quarter of 1999 and 1998, respectively. The decrease in average borrowed funds reflects the substitution of the $15,000,000 in time deposits from the State of California for borrowed funds.

LIQUIDITY AND INTEREST RATE SENSITIVITY

Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains informal lines of credit with its correspondent banks for short-term liquidity needs. These informal lines of credit are not committed facilities by the correspondent banks and no fees are paid by the Bank to maintain them.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of March 31, 1999, this ratio was 31.2%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 59.8% and 10.6%, respectively, as of March 31, 1999.

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

One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at March 31, 1999. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                     NEXT DAY     OVER THREE
                                                    AND WITHIN    MONTHS AND    OVER ONE
                                                       THREE      WITHIN ONE    AND WITHIN    OVER FIVE
                                     IMMEDIATELY      MONTHS         YEAR       FIVE YEARS      YEARS       TOTAL
                                     -----------    ----------   -----------    ----------    ---------   --------
                                                                  (DOLLARS IN THOUSANDS)

As of March 31, 1999
Rate Sensitive Assets:
  Federal Funds Sold                  $ 29,000      $    -       $   -          $  -          $   -       $ 29,000
Investment Securities:
  Treasury and Agency Obligations         -            1,000        2,500         4,600           -          8,100
  Mortgage-Backed Securities              -            2,727        7,956        29,278        32,973       72,934
  Municipal Securities                    -              -            225         3,177        12,112       15,514
  Corporate Securities                    -              -           -              -          13,261       13,261
  Other                                   -              -           -              -           1,524        1,524
                                     -----------------------------------------------------------------------------
Total Investment Securities               -            3,727       10,681        37,055        59,870      111,333
Loans Excluding Nonaccrual Loans       138,050         1,808        3,725         7,816        11,464      162,863
                                     -----------------------------------------------------------------------------
Total Rate Sensitive Assets           $167,050      $  5,535     $ 14,406       $44,871       $71,334     $303,196
                                     -----------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------

Rate Sensitive Liabilities:
  Deposits:
    Demand and Savings                $153,653      $    -       $   -          $   -         $   -       $153,653
    Time                                  -           39,099       10,591         2,725           -         52,415
                                     -----------------------------------------------------------------------------
Total Interest-bearing
  Deposits                             153,653        39,099       10,591         2,725           -        206,068
Other Borrowings                          -              712         -           15,000           -         15,712
                                     -----------------------------------------------------------------------------
  Total Rate Sensitive
    Liabilities                       $153,653      $ 39,811     $ 10,591       $17,725       $   -       $221,780
                                     -----------------------------------------------------------------------------
                                     -----------------------------------------------------------------------------
Gap                                   $ 13,397      $(34,276)    $  3,815       $27,146       $71,334     $ 81,416
Cumulative Gap                        $ 13,397      $(20,879)    $(17,064)      $10,082       $81,416

The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a negative cumulative gap in the next day and within three months and the over three months and within one year time periods and a positive cumulative gap in all other time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of March 31, 1999.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 145,837 shares, in order to enhance long term shareholder value. As of March 31, 1999, 145,500 shares had been purchased under the program.

The Company and the Bank are subject to capital adequacy guidelines issued by the federal bank regulatory authorities. Under these guidelines, the minimum total risk-based capital requirement is 10.0% of risk-weighted assets and certain off-balance sheet items for a "well capitalized" depository institution. At least 6.0% of the 10.0% total risk-based capital ratio must consist of Tier 1 capital, defined as tangible common equity, and the remainder may consist of subordinated debt, cumulative preferred stock and a limited amount of the allowance for credit losses.

The federal regulatory authorities have established minimum capital leverage ratio guidelines for state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

The Bank's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of March 31, 1999, and December 31, 1998. Capital ratios for the Company and the Bank are set forth in Table 7:

Table 7 Capital Ratios

Consolidated:

                                          MARCH 31, 1999    DECEMBER 31, 1998
                                          --------------    -----------------

Total risk-based capital ratio                 15.9%              15.4%
Tier 1 risk-based capital ratio                14.6%              14.2%
Tier 1 leverage ratio                           9.9%               9.5%


Coast Commercial Bank:

                                          MARCH 31, 1999    DECEMBER 31, 1998
                                          --------------    -----------------

Total risk-based capital ratio                 15.2%              14.8%
Tier 1 risk-based capital ratio                13.9%              13.6%
Tier 1 leverage ratio                           9.4%               9.3%

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

We rely on suppliers and customers, and we are addressing year 2000 issues with both groups. We have identified vendors upon whom there is significant reliance and made inquiries regarding year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. We have, however, no viable alternative for some suppliers, such as power distribution and local telephone companies. We are still evaluating these companies, and we will use the results as information for contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems will be tested as part of their integration with the core processing system.

We also rely on our customers to make necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Borrowers, funding sources and large depositors are being reviewed to determine those with financial volumes sufficiently large to warrant inquiry and assessment of the year 2000 readiness preparation. Financial volumes include loans and unused commitments, collected deposit balances, ACH, and foreign exchange, etc.

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

Cost

Amounts expensed in the first three months of 1999 were not significant to our financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management believes the amounts expensed during 1999 will not have a material effect on the our financial position, results of operations or cash flows. In addition, we may also replace certain equipment and software to ensure year 2000 readiness. The cost of the replacement items will be expensed over the useful lives of those assets. During 1998, six existing automated teller machines were replaced with new machines at a cost of approximately $300,000 due in part to year 2000 issues with the existing equipment. The cost of other identified replacement items and contingency equipment is estimated at less than $100,000. Estimated total costs could change as our analysis continues.

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

Item 1.   Legal Proceedings
          Not applicable

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
          Not applicable

Item 5.   Other Information

          On April 21, 1999, the Coast Bancorp Board of Directors declared a cash dividend of eight cents ($0.08) per share, payable May 27, 1999, to shareholders of record on May 7, 1999.

Item 6.   Exhibits and Reports on Form 8-K

a.        Exhibits

Exhibit Number
3.1       Articles of incorporation of Coast Bancorp, as amended January 20, 1999

27        Financial Data Schedule

b.        Reports on Form 8-K
          Not applicable

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        COAST BANCORP
                                        --------------------------------------
                                        (REGISTRANT)


Date:  April 26, 1999


                                        /s/ HARVEY J. NICKELSON
                                        --------------------------------------
                                        Harvey J. Nickelson
                                        President and Chief Executive Officer


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