Form 10-Q
period 1999-06-30
COAST BANCORP
filed 1999-07-26
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended June 30, 1999
                               ------------------------------------------------

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

     No. of shares of Common Stock outstanding on June 30, 1999: 4,783,378
                                                                      ---------

                                 COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED JUNE 30, 1999
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


PART I
Item 1.  Financial Statements
COAST BANCORP
CONSOLIDATED BALANCE SHEETS


                                                                                 JUNE 30,               DECEMBER 31,
                                                                                   1999                    1998
                                                                               -------------           -------------
ASSETS
                                                                                (unaudited)
Cash and due from banks                                                         $ 18,981,000            $ 23,084,000
Federal funds sold                                                                 4,650,000              29,000,000
                                                                                ------------            ------------
      Total cash and equivalents                                                  23,631,000              52,084,000

Securities:
   Available for sale, at fair value                                             111,465,000             106,960,000

Loans:
   Commercial                                                                     38,380,000              38,874,000
   Real estate-term                                                              109,078,000              95,360,000
   Real estate-construction                                                       31,474,000              22,206,000
   Installment and other                                                           4,853,000               4,536,000
                                                                                ------------            ------------
      Total loans                                                                183,785,000             160,976,000
   Unearned income                                                                (3,763,000)             (3,272,000)
   Allowance for credit losses                                                    (3,829,000)             (3,871,000)
                                                                                ------------            ------------
Net loans                                                                        176,193,000             153,833,000
Bank premises and equipment-net                                                    2,205,000               2,408,000
Accrued interest receivable and other assets                                      10,273,000               9,463,000
                                                                                ------------            ------------
TOTAL ASSETS                                                                    $323,767,000            $324,748,000
                                                                                ------------            ------------
                                                                                ------------            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                   $ 70,227,000            $ 75,978,000
   Interest-bearing demand                                                        91,708,000             100,707,000
   Savings                                                                        53,045,000              51,873,000
   Time                                                                           52,161,000              52,252,000
                                                                                ------------            ------------
      Total deposits                                                             267,141,000             280,810,000
Other borrowings                                                                  21,500,000              10,416,000
Accrued expenses and other liabilities                                             3,787,000               3,325,000
                                                                                ------------            ------------
        Total liabilities                                                        292,428,000             294,551,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-no par value; 10,000,000 shares                                       -                       -
   authorized; no shares issued
Common stock-no par value; 20,000,000 shares                                      20,801,000              20,689,000
   authorized; shares outstanding: 4,783,378 in
   1999 and 4,768,678 in 1998
Accumulated other comprehensive income (loss)                                     (1,033,000)                317,000
Retained earnings                                                                 11,571,000               9,191,000
                                                                                ------------            ------------
   Total stockholders' equity                                                     31,339,000              30,197,000
                                                                                ------------            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $323,767,000            $324,748,000
                                                                                ------------            ------------
                                                                                ------------            ------------

         See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                              THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                              ---------------------------          -------------------------
                                                                1999              1998              1999               1998
                                                                ----              ----              ----               ----

Interest income:
   Loans, including fees                                    $ 4,429,000        $ 4,223,000       $ 8,562,000       $ 8,370,000
  Securities:
      Taxable                                                 1,539,000          1,226,000         2,877,000         2,451,000
      Nontaxable                                                192,000            187,000           384,000           332,000
   Federal funds sold                                           199,000            253,000           573,000           353,000
                                                            ------------------------------------------------------------------
Total interest income                                         6,359,000          5,889,000        12,396,000        11,506,000
Interest expense:
   Deposits                                                   1,467,000          1,299,000         2,979,000         2,419,000
   Other borrowings                                             202,000            330,000           341,000           760,000
                                                            ------------------------------------------------------------------
Total interest expense                                        1,669,000          1,629,000         3,320,000         3,179,000
                                                            ------------------------------------------------------------------
Net interest income                                           4,690,000          4,260,000         9,076,000         8,327,000
Provision for credit losses                                           -             75,000                 -           150,000
                                                            ------------------------------------------------------------------
Net interest income after provision for credit losses         4,690,000          4,185,000         9,076,000         8,177,000
Noninterest income:
   Customer service fees                                        645,000            555,000         1,277,000         1,177,000
   Gain from sale of loans                                      119,000            628,000           630,000         1,294,000
   Loan servicing fees                                          214,000            248,000           438,000           495,000
   Gains (losses) on sales of securities                         (9,000)            26,000            52,000            11,000
   Other                                                         40,000             41,000            84,000            88,000
                                                            ------------------------------------------------------------------
Total noninterest income                                      1,009,000          1,498,000         2,481,000         3,065,000
Noninterest expenses:
   Salaries and benefits                                      1,733,000          1,561,000         3,540,000         3,100,000
   Occupancy                                                    313,000            291,000           608,000           562,000
   Equipment                                                    282,000            267,000           570,000           552,000
   Customer services                                            172,000            168,000           342,000           333,000
   Advertising and promotion                                    140,000            170,000           245,000           303,000
   Stationery and postage                                       112,000             96,000           203,000           193,000
   Professional services                                         99,000             80,000           178,000           202,000
   Data processing                                               97,000             77,000           182,000           145,000
   Insurance                                                     47,000             57,000           108,000           117,000
   Other                                                        224,000            238,000           446,000           415,000
                                                            ------------------------------------------------------------------
Total noninterest expenses                                    3,219,000          3,005,000         6,422,000         5,922,000
                                                            ------------------------------------------------------------------
Income before income taxes                                    2,480,000          2,678,000         5,135,000         5,320,000
Income taxes                                                    891,000          1,121,000         1,990,000         2,207,000
                                                            ------------------------------------------------------------------
Net income                                                  $ 1,589,000        $ 1,557,000       $ 3,145,000       $ 3,113,000
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------
Earnings per share:
Basic                                                              $.33               $.32              $.66              $.65
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------
Diluted                                                            $.32               $.31              $.64              $.63
                                                            ------------------------------------------------------------------
                                                            ------------------------------------------------------------------


            See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                SIX MONTHS ENDED JUNE 30,
                                                                            --------------------------------
                                                                                1999                1998
                                                                            ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                  $  3,145,000        $  3,113,000
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for credit losses                                                         -             150,000
   Depreciation and amortization                                                (147,000)             92,000
   (Gains) on securities transactions                                            (52,000)            (11,000)
   Deferred income taxes                                                        (265,000)            188,000
   Proceeds from loan sales                                                   41,626,000          37,497,000
   Origination of loans held for sale                                        (41,509,000)        (40,560,000)
   Accrued interest receivable and other assets                                 (545,000)         (1,578,000)
   Accrued expenses and other liabilities                                        462,000             156,000
   Increase in unearned income                                                 1,134,000             994,000
   Other operating activities                                                    943,000             (83,000)
                                                                            --------------------------------
Net cash provided by (used in) operating activities                            4,792,000             (42,000)
                                                                            --------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                          14,600,000          22,468,000
Proceeds from maturities of securities                                        10,411,000          11,643,000
Purchases of securities available for sale                                   (31,874,000)        (43,598,000)
Net increase (decrease) in loans                                             (22,968,000)          3,173,000
Purchases of bank premises and equipment                                        (176,000)           (541,000)
                                                                            --------------------------------
Net cash used in investing activities                                        (30,007,000)         (6,855,000)
                                                                            --------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in deposits                                          (13,669,000)         27,049,000
Net proceeds from other borrowings                                            11,084,000          (4,570,000)
Repurchase of common stock                                                             -            (834,000)
Payment of cash dividends                                                       (765,000)           (646,000)
Exercise of stock options                                                        112,000              43,000
Payment of fractional shares resulting from stock dividend                             -              (6,000)
                                                                            --------------------------------
Net cash (used in) provided by financing activities                           (3,238,000)         21,036,000
                                                                            --------------------------------
Net (decrease) increase in cash and equivalents                              (28,453,000)         14,139,000
Cash and equivalents, beginning of period                                     52,084,000          30,853,000
                                                                            --------------------------------
Cash and equivalents, end of period                                         $ 23,631,000        $ 44,992,000
                                                                            --------------------------------
                                                                            --------------------------------

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest                                                                    $  3,402,000        $  3,145,000
Income taxes                                                                   1,264,000           2,274,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                        $          -        $    156,000



            See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED JUNE 30, 1999 and 1998
-------------------------------------------------------------------------------

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

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                                     Three months ended June 30,
                                                                  ----------------------------------
                                                                     1999                    1998
                                                                     ----                    ----
        Basic shares                                              4,781,414                4,816,058
        Dilutive effect of stock options                            120,755                  153,214
                                                                  ----------------------------------
        Diluted shares                                            4,902,169                4,969,272
                                                                  ----------------------------------
                                                                  ----------------------------------

                                                                       Six months ended June 30,
                                                                  ----------------------------------
                                                                     1999                   1998
                                                                     ----                   ----
        Basic shares                                              4,777,470               4,826,694
        Dilutive effect of stock options                            112,287                 135,812
                                                                  ----------------------------------
        Diluted shares                                            4,889,757               4,962,506
                                                                  ----------------------------------
                                                                  ----------------------------------




3. COMPREHENSIVE INCOME - The Company's source of other comprehensive income is unrealized gains and losses on securities available for sale. Total comprehensive income was computed as follows:

                                                                           Three Months Ended June 30,
                                                                       --------------------------------
                                                                           1999                 1998
                                                                       --------------------------------
        Net income                                                     $ 1,589,000           $1,557,000
        Other comprehensive income (loss)                               (1,150,000)              73,000
                                                                       --------------------------------
        Total comprehensive income                                        $439,000           $1,630,000
                                                                       --------------------------------
                                                                       --------------------------------

                                                                           Six Months Ended June 30,
                                                                       --------------------------------
                                                                           1999                 1998
                                                                       --------------------------------
        Net income                                                     $ 3,145,000           $3,113,000
        Other comprehensive income (loss)                               (1,350,000)             (90,000)
                                                                       --------------------------------
        Total comprehensive income                                     $ 1,795,000           $3,023,000
                                                                       --------------------------------
                                                                       --------------------------------


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Net income for the three months ended June 30, 1999 was $1,589,000 compared to $1,557,000 for the three months ended June 30, 1998. Net income for the six months ended June 30, 1999 was $3,145,000 compared to $3,113,000 for the six months ended June 30, 1998. During 1999 an increase in net interest income combined with decreases in the provision for credit losses and provision for income taxes was offset by a decrease in noninterest income and an increase in noninterest expenses.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months ended June 30, 1999 and 1998.

Table I  Components of Net Interest Income

                                                                  THREE MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------------------
                                                          1999                                         1998
                                          -------------------------------------        -------------------------------------
                                           AVERAGE                      AVERAGE        AVERAGE                       AVERAGE
                                           BALANCE      INTEREST        RATE (4)       BALANCE        INTEREST       RATE (4)
                                           -------      --------       --------        -------        --------       --------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                              $172,917        $4,429         10.2%        $149,716         $4,223         11.3%
Securities:
      Taxable                               95,615         1,539          6.4%          75,217          1,226          6.5%
      Nontaxable (3)                        15,305           291          7.6%          14,677            283          7.7%
Federal funds sold                          16,675           199          4.8%          19,482            253          5.2%
                                          --------      --------                       -------        --------
Total earning assets                       300,512         6,458          8.6%         259,092          5,985          9.2%
Cash and due from banks                     15,632                                      18,136
Allowance for credit losses                 (3,835)                                     (3,683)
Unearned income                             (3,685)                                     (2,686)
Bank premises and equipment, net             2,386                                       2,154
Other assets                                10,924                                       9,628
                                          --------                                     -------
Total assets                              $321,834                                    $282,641
                                          --------                                     -------
                                          --------                                     -------

Interest-bearing liabilities:
Deposits:
      Demand                               $93,772           394          1.7%         $80,339            385          1.9%
      Savings                               54,641           479          3.5%          27,677            218          3.2%
      Time                                  52,190           594          4.6%          54,818            696          5.1%
                                          --------      --------                       -------        --------
Total deposits                             200,603         1,467          2.9%         162,834          1,299          3.2%
Borrowed funds                              14,600           202          4.9%          25,083            330          5.3%
                                          --------      --------                       -------        --------
Total interest-bearing liabilities         215,203         1,669          3.1%         187,917          1,629          3.5%
Demand deposits                             68,379                                      63,502
Other liabilities                            3,718                                       2,834
Stockholders' equity                        34,534                                      28,388
                                          --------                                     -------
Total liabilities and stockholders'
   equity                                 $321,834                                    $282,641
                                          --------                                     -------
                                          --------                                     -------

Net interest income and margin                            $4,789          6.4%                         $4,356          6.7%
                                                        --------                                      --------
                                                        --------                                      --------



(1) Loan fees totaling $420,000 and $352,000 are included in loan interest income for the three months ended June 30, 1999 and 1998.

(2) Average nonaccrual loans totaling $1,999,000 and $373,000 are included in average loans for the three months ended June 30, 1999 and 1998.

(3) Tax exempt income includes $99,000 and $96,000 in 1999 and 1998, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(4)  Annualized
                                       -6-

Table I  Components of Net Interest Income



                                                                   SIX MONTHS ENDED JUNE 30,
                                          ----------------------------------------------------------------------------------
                                                          1999                                         1998
                                          -------------------------------------        -------------------------------------
                                           AVERAGE                      AVERAGE        AVERAGE                       AVERAGE
                                           BALANCE      INTEREST        RATE (4)       BALANCE        INTEREST       RATE (4)
                                           -------      --------       --------        -------        --------       --------
                                                                        (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                              $167,822       $ 8,562         10.2%        $150,201        $ 8,370         11.0%
Securities:
      Taxable                               89,719         2,877          6.4%          74,282          2,451          6.7%
      Nontaxable (3)                        15,241           582          7.6%          12,665            332          8.2%
Federal funds sold                          24,309           573          4.7%          13,625            171          5.1%
                                          --------      --------                       -------        --------
Total earning assets                       297,091        12,594          8.5%         250,773         11,677          9.4%
Cash and due from banks                     15,790                                      17,761
Allowance for credit losses                (3,868)                                     (3,662)
Unearned income                            (3,486)                                     (2,548)
Bank premises and equipment, net             2,331                                      2,1144
Other assets                                10,087                                       8,951
                                          --------                                     -------
Total assets                              $317,945                                    $273,389
                                          --------                                     -------
                                          --------                                     -------

Interest-bearing liabilities:
Deposits:
      Demand                              $ 93,577           803          1.7%        $ 79,059            761          1.9%
      Savings                               56,153         1,001          3.6%          27,351            431          3.2%
      Time                                  51,485         1,175          4.6%          47,690          1,227          5.2%
                                          --------      --------                       -------        --------
Total deposits                             201,215         2,979          3.0%         154,100          2,419          3.1%
Borrowed funds                              12,941           341          5.3%          27,804            760          5.5%
                                          --------      --------                       -------        --------
Total interest-bearing liabilities         214,156         3,320          3.1%         181,904          3,179          3.5%
Demand deposits                             66,804                                      60,394
Other liabilities                            3,516                                       2,708
Stockholders' equity                        32,677                                      28,383
                                          --------                                     -------
Total liabilities and stockholders'
   equity                                 $317,945                                    $273,389
                                          --------                                     -------
                                          --------                                     -------

Net interest income and margin                           $ 9,274          6.2%                         $8,498          6.8%
                                                        --------                                      --------
                                                        --------                                      --------



(1) Loan fees totaling $746,000 and $669,000 are included in loan interest income for the six months ended June 30, 1999 and 1998.

(2) Average nonaccrual loans totaling $1,516,000 and $322,000 are included in average loans for the six months ended June 30, 1999 and 1998.

(3) Tax exempt income includes $198,000 and $171,000 in 1999 and 1998, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(4)  Annualized
                                      -7-

    For the three months ended June 30, 1999, net interest income, on a fully taxable-equivalent basis, was $4,788,000 or 6.4% of average earning assets, an increase of 10% over $4,356,000 or 6.7% of average earning assets in the comparable period in 1998. For the six months ended June 30, 1999, net interest income, on a fully taxable-equivalent basis, was $9,275,000 or 6.2% of average earning assets, an increase of 9% over $8,498,000 or 6.8% of average earning assets in the comparable period in 1998. The increase in 1999 reflects higher levels of earning assets.

    Interest income, on a fully taxable-equivalent basis, was $6,458,000 and $5,985,000 for the three months and $12,594,000 and $11,677,000 for the six months ended June 30, 1999 and 1998. The increase in 1999 resulted from the growth in average earning assets. Loan yields averaged 10.2% and 11.3% for the three months and 10.2% and 11.0% for the six months ended June 30, 1999 and 1998. Approximately 84% of the Bank's loans have interest rates indexed to the prime rate which are variable or reset within 3 months. The Bank's average prime rate was 7.75% and 8.50% for the three month and six month periods ended June 30, 1999 and 1998. Average earning assets were $300,512,000 and $297,091,000 for the three and six months ended June 30, 1999 compared to $259,092,000 and $250,773,000 for the same periods in 1998.
    The growth in average earning assets resulted from increased levels of deposits which were invested primarily in loans and securities.

    The increase in interest income during 1999 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing deposits was 2.9% and 3.2% for the three months ended June 30, 1999 and 1998 and 3.0% and 3.1% for the six months ended June 30, 1999 and 1998.


NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 ------------------
                                                                                   1999       1998
                                                                                  ------     ------
Customer service fees                                                            $  645     $  555
Gain on sale of loans                                                               119        628
Loan servicing fees                                                                 214        248
Gains (losses) on sales of securities                                                (9)        26
Other                                                                                40         41
                                                                                 -------    -------
      Total noninterest income                                                   $1,009     $1,498
                                                                                 -------    -------
                                                                                 -------    -------


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 ------------------
                                                                                   1999       1998
                                                                                  ------     ------
Customer service fees                                                            $1,277     $1,177
Gain on sale of loans                                                               630      1,294
Loan servicing fees                                                                 438        495
Gains on sales of securities                                                         52         11
Other                                                                                84         88
                                                                                 ------     ------
      Total noninterest income                                                   $2,481     $3,065
                                                                                 ------     ------
                                                                                 ------     ------


The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale. Gains on sale of loans decreased as a result of a lower volume of Small Business Administration (SBA) loans sold and a significant decline in market prices for SBA loans in 1999 compared to 1998. During the second quarter of 1999 the Company retained SBA loans ready for sale due to declining market prices. The Company will attempt to sell the seasoned SBA loans should market prices return to levels seen during 1995 through 1998.

NONINTEREST EXPENSES

The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                                                   THREE MONTHS ENDED JUNE 30,
                                                            ----------------------------------------
                                                                  1999                    1998
                                                            ----------------       -----------------
Salaries and benefits                                       $1,733     2.31%       $1,561      2.41%
Occupancy                                                      313      .42%          291       .45%
Equipment                                                      282      .38%          267       .47%
Customer services                                              172      .23%          168       .26%
Advertising and promotion                                      140      .19%          170       .26%
Stationery and postage                                         112      .15%           96       .15%
Data processing                                                 97      .13%           77       .12%
Professional services                                           99      .13%           80       .12%
Insurance                                                       47      .06%           57       .09%
Other                                                          224      .30%          238       .37%
                                                            ----------------------------------------
      Total noninterest expenses                            $3,219     4.28%       $3,005      4.64%
                                                            ----------------------------------------
                                                            ----------------------------------------


                                                                     SIX MONTHS ENDED JUNE 30,
                                                            ----------------------------------------
                                                                  1999                    1998
                                                            ----------------       -----------------
Salaries and benefits                                       $3,540     2.38%       $3,100      2.47%
Occupancy                                                      608      .41%          562       .45%
Equipment                                                      570      .38%          552       .44%
Customer services                                              342      .23%          333       .27%
Advertising and promotion                                      245      .16%          303       .24%
Stationery and postage                                         203      .14%          193       .15%
Data processing                                                182      .12%          145       .12%
Professional services                                          178      .12%          202       .16%
Insurance                                                      108      .07%          117       .09%
Other                                                          446      .30%          415       .33%
                                                            ----------------------------------------
      Total noninterest expenses                            $6,422     4.32%       $5,922      4.72%
                                                            ----------------------------------------
                                                            ----------------------------------------


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

INCOME TAXES

The Company's effective tax rate was 35.9% and 38.8% for the three and six months ended June 30, 1999 compared to 41.9% and 41.5% for the same periods in 1998. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets were $323.8 million at June 30, 1999, compared to $324.7 million at the end of 1998. Based on average balances, second quarter 1999 average total assets of $321.8 million represent an increase of 14% over the second quarter of 1998 while six month 1999 average total assets of $317.9 million represent an increase of 16% over six months 1998.


EARNING ASSETS
LOANS

Total gross loans at June 30, 1999 were $183.8 million, a 14% increase from $161.0 million at December 31, 1998. Average loans in the three and six months of 1999 were $172,917,000 and $167,822,000 representing increases of 15% and 12% over the same period in 1998. The 1999 increases primarily reflected growth in average real estate loans, particularly commercial real estate, SBA guaranteed commercial real estate, construction and residential mortgage loans, which in the opinion of the Company is due to favorable local economic conditions and the level of interest rates. The origination of all types of real estate loans is significantly affected by the level of interest rates and general economic conditions. There can be no assurance the Company will maintain current origination levels in its construction, SBA, commercial real estate and residential mortgage lending operations as interest rates or economic conditions change.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.


Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At June 30, 1999 nonaccrual loans totaled $2,091,000 or 1.14% of total loans compared to $1,108,000 or .69% of total loans at December 31, 1998. Nonaccrual loans at June 30, 1999 consist of one commercial real estate loan, partially guaranteed by the SBA, and one commercial borrower. Collateral supporting the commercial borrower's loans includes business and real estate assets.

Table 4 presents the composition of nonperforming assets at June 30, 1999.

Table 4  Nonperforming Assets
(dollars in thousands)



                                                    JUNE 30, 1999
                                                    -------------
Nonperforming Assets:
   Loans Past Due 90 Days or More                       $   10
   Nonaccrual Loans                                      2,091
                                                    ------------
Total Nonperforming Loans                                2,101
OREO                                                         -
                                                    ------------
Total Nonperforming Assets                              $2,101
                                                    ------------
                                                    ------------
Nonperforming Loans as a Percent of Total Loans           1.14%
OREO as a Percent of Total Assets                            -
Nonperforming Assets as a Percent of Total Assets         0.65%
Allowance for Credit Losses                             $3,829
   As a Percent of Total Loans                            2.08%
   As a Percent of Nonaccrual Loans                        183%
   As a Percent of Nonperforming Loans                     182%



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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                                              SIX MONTHS ENDED
                                               JUNE 30, 1999
                                              ----------------
Total Loans Outstanding                           $183,785
Average Total Loans                                167,822
Allowance for credit losses:
Balance, January 1                                $  3,871
Charge-offs by Loan Category:
   Commercial                                           78
   Installment and other                                 3
   Real Estate construction                              -
   Real Estate-term                                      -
                                              -------------
Total Charge-Offs                                       81
Recoveries by Loan Category:
   Commercial                                           36
   Installment and other                                 -
   Real Estate construction                              -
   Real Estate-term                                      3
                                              -------------
      Total Recoveries                                  39
Net Charge-Offs                                         42
Provision Charged to Expense                             -
                                              -------------
Balance, June 30                                  $  3,829
                                              -------------
                                              -------------
Ratios:
   Net Charge-offs to Average Loans                   0.03%
   Reserve to Total Loans                             2.08%



OTHER INTEREST-EARNING ASSETS

For the three and six months ended June 30, 1999, the average balance of investment securities and federal funds sold totaled $127,595,000, and $129,269,000, up from $109,376,000 and $100,572,000 for the same periods in
1998. The 1999 increases resulted from investing additional liquidity in federal funds sold and investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

Deposits represent the Company's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. We have accepted a $20 million time deposit from the State of California in part to replace borrowed funds and to increase earning assets. The State of California time deposit is renewable approximately every three months at a rate similar to the three month U.S. Treasury bill. The Bank has never used brokered deposits.

Deposits decreased $13,669,000 from year-end or 5% to $267,141,000 as of June 30, 1999. Average total deposits in the three and six months of 1999 of $268,982,000 and $268,019,000 increased from $226,336,000 and $214,494,000 in the same periods in 1998.

Another source of funding for the Company is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days. Repurchase agreements totaled $5,000,000 at June 30, 1999. Advances from the FHLB may vary in maturity from 1 to 10 years. Advances from the FHLB at June 30, 1999 totaled $15,000,000, payable at maturity in 2003 and 2004. The advances are callable by the FHLB beginning in February 1999 ($10,000,000) and March 2000 ($5,000,000) and bear interest at a weighted average of 4.9%. The average balance of borrowed funds was $14,600,000 and $12,941,000 during the three and six months ended June 30, 1999 compared to $25,083,000 and $27,804,000 for the same periods in 1998. The decrease in average borrowed funds reflects the substitution of time deposits from the State of California for borrowed funds.


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

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of June 30, 1999, this ratio was 22.6%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 68.8% and 1.7%, respectively, as of June 30, 1999.


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

One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at June 30, 1999. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)


                                                       NEXT DAY AND      OVER THREE     OVER ONE AND
                                                       WITHIN THREE      MONTHS AND     WITHIN FIVE    OVER FIVE
                                       IMMEDIATELY         MONTHS      WITHIN ONE YEAR      YEARS         YEARS         TOTAL
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                                                         (DOLLARS IN THOUSANDS)
As of June 30, 1999
Rate Sensitive Assets:
   Federal Funds Sold                   $   4,650       $       -       $       -       $       -      $       -      $   4,650
Investment Securities:
   Treasury and Agency Obligations              -               -               -           8,042              -          8,042
   Mortgage-Backed Securities                   -           2,200           6,764          27,123         36,119         72,206
   Municipal Securities                         -               -             225           3,402         11,395         15,022
   Corporate Securities                         -          10,078               -               -          4,283         14,361
   Other                                        -               -               -               -          1,834          1,834
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                       -----------     ------------    ---------------  ------------   ---------      ---------
Total Investment Securities                     -          12,278           6,989          38,567         53,631        111,465
Loans Excluding Nonaccrual Loans           92,851          59,033           1,828          12,771         15,211        181,694
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                       -----------     ------------    ---------------  ------------   ---------      ---------
Total Rate Sensitive Assets             $  97,501       $  71,311       $   8,817       $  51,338      $  68,842      $ 297,809
                                       -----------     ------------    ---------------  ------------   ---------      ---------

Rate Sensitive Liabilities:
  Deposits:
      Demand and Savings                $ 144,753       $       -       $       -       $       -      $       -      $ 144,753
      Time                                      -          39,711          11,245           1,205              -         52,161
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                       -----------     ------------    ---------------  ------------   ---------      ---------
Total Interest-bearing Deposits           144,753          39,711          11,245           1,205              -        196,914
Other Borrowings                                -           6,500               -          15,000              -         21,500
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                       -----------     ------------    ---------------  ------------   ---------      ---------
Total Rate Sensitive Liabilities        $ 144,753       $  46,211       $  11,245       $  16,205      $       -      $ 218,414
                                       -----------     ------------    ---------------  ------------   ---------      ---------
                                       -----------     ------------    ---------------  ------------   ---------      ---------
Gap                                     $ (47,252)      $  25,100       $  (2,428)      $  35,133      $  68,842      $  79,395
Cumulative Gap                          $ (47,252)      $ (22,152)      $ (24,580)      $  10,553      $  79,395

The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a negative cumulative gap in the immediate, next day and within three months and the over three months and within one year time periods and a positive cumulative gap in all other time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES

Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of June 30, 1999.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 145,837 shares, in order to enhance long term shareholder value. As of June 30, 1999, 145,500 shares had been purchased under the program.

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

The Bank's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of June 30, 1999, and December 31, 1998. Capital ratios for the Company and the Bank are set forth in Table 7:

Table 7 Capital Ratios


The Company:

                                            JUNE 30, 1999          DECEMBER 31,1998
                                            -------------          ----------------
   Total risk-based capital ratio                   15.1%                     15.4%
   Tier 1 risk-based capital ratio                  13.9%                     14.2%
   Tier 1 leverage ratio                            10.0%                      9.5%



Coast Commercial Bank:

                                            JUNE 30, 1999          DECEMBER 31,1998
                                            -------------          ----------------
   Total risk-based capital ratio                   14.6%                     14.8%
   Tier 1 risk-based capital ratio                  13.3%                     13.6%
   Tier 1 leverage ratio                             9.6%                      9.3%

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

Our major critical information system is our core transaction processing software which provides transaction processing for loans, deposits and general ledger. The vendor supplying our core transaction processing software has provided evidence of year 2000 readiness. Efforts continue to ascertain the year 2000 readiness of various systems that integrate information into the core processing software. Testing of the core processing software and other systems which integrate into the core processing software is substantially complete. Other purchased software and systems supported by external parties are also being tested as part of the year 2000 program. To date, no significant information systems have been found not ready for year 2000. Additional testing may be conducted as on-going product updates by software vendors are installed. In addition, contingency plans have been developed to reduce the impact of potential events that may occur. We cannot guarantee, however, the systems of vendors or customers with which we conduct business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

We do not significantly rely on embedded technology in our critical processes. Embedded technology typically controls operations such as power management and related facilities functions. Year 2000 risks associated with embedded technology in our facilities appear low.

We rely on suppliers and customers, and we are addressing year 2000 issues with both groups. We have identified vendors upon whom there is significant reliance and made inquiries regarding year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. We have, however, no viable alternative for some suppliers, such as power distribution and local telephone companies. We are still evaluating these companies, and we will use the results as information for contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems have been tested as part of their integration with the core processing system.

We also rely on our customers to make necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Borrowers, funding sources and large depositors are reviewed to determine those with financial volumes sufficiently large to warrant inquiry and assessment of the year 2000 readiness preparation. Financial volumes include loans and unused commitments, collected deposit balances, ACH, and foreign exchange, etc.

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

Cost

Amounts expensed in the first three months of 1999 were not significant to our financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management believes the amounts expensed during 1999 will not have a material effect on our financial position, results of operations or cash flows. In addition, we may also replace certain equipment and software to ensure year 2000 readiness. The cost of the replacement items will be expensed over the useful lives of those assets. During 1998, six existing automated teller machines were replaced with new machines at a cost of approximately $300,000 due in part to year 2000 issues with the existing equipment. The cost of other identified replacement items and contingency equipment is estimated at less than $100,000. Estimated total costs could change as our analysis continues.

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

Contingency Plans

We have developed remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure. Most contingent action plans prepared at this time involve manual processing of transactions. Given the size, scope and complexity of our operations, manual processing appears a viable alternative for our information systems.


PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 4.   Submission of Matters to a Vote of Security Holders
The Company's annual meeting was held May 18, 1999. The purpose of the meeting was to elect the company's board of directors and ratify the appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1999. The following directors were elected based upon the votes cast as indicated:


Director                  Votes "for"    Votes "against"   Votes "withheld"

Richard Alderson           3,883,253           0               18,532
Douglas D. Austin          3,872,083           0               29,702
John C. Burroughs          3,884,867           0               16,918
Bud W. Cummings            3,884,867           0               16,918
Ronald M. Israel, M.D.     3,884,867           0               16,918
Harvey J. Nickelson        3,884,867           0               16,918
Gus J.F. Norton            3,884,867           0               16,918
James C. Thompson          3,884,867           0               16,918


The appointment of Deloitte & Touche LLP as the Company's auditors for the year ending December 31, 1999 was ratified with 3,901,785 votes for ratification, 13,286 votes against, and 2,306 votes withheld.


Item 5.   Other Information

          On July 21, 1999, the Coast Bancorp Board of Directors declared a cash dividend of eight cents ($0.08) per share, payable August 26, 1999, to shareholders of record on August 6, 1999.

Item 6.   Exhibits and Reports on Form 8-K
a.        Exhibits
Exhibit Number

10.19 Employment Agreement between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson dated June 21, 1999

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

Date:  July 23, 1999

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