Form 10-Q
period 1999-09-30
COAST BANCORP
filed 1999-11-12
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 1999
                               ------------------------------------------------

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

     No. of shares of Common Stock outstanding on September 30, 1999: 4,805,378
                                                                      ---------

                                 COAST BANCORP

                                   FORM 10-Q

                      FOR THE QUARTER ENDED SEPTEMBER 30, 1999
                               TABLE OF CONTENTS

                                    PART I

                                                                           Page
Item 1.   Financial Statements                                               1
Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                5
Item 3    Quantitative and Qualitative Disclosures about Market Risk        17

                                    PART II

Item 1.   Legal Proceedings                                                 17
Item 2.   Changes in Securities                                             17
Item 3.   Defaults Upon Senior Securities                                   17
Item 4.   Submission of Matters to a Vote of Security Holders               17
Item 5.   Other Information                                                 17
Item 6.   Exhibits and Reports on Form 8-K                                  17

PART I
Item 1.  Financial Statements
COAST BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                           SEPTEMBER 30, 1999  DECEMBER 31, 1998
ASSETS                                                                     ------------------  -----------------
                                                                               (unaudited)
Cash and due from banks                                                        $18,746,000        $23,084,000
Federal funds sold                                                               6,800,000         29,000,000
                                                                        --------------------------------------
      Total cash and equivalents                                                25,546,000         52,084,000

Securities:
   Available for sale, at fair value                                           116,729,000        106,960,000

Loans:
   Commercial                                                                   36,185,000         38,874,000
   Real estate-term                                                            116,936,000         95,360,000
   Real estate-construction                                                     39,542,000         22,206,000
   Installment and other                                                         4,468,000          4,536,000
                                                                        --------------------------------------
      Total loans                                                              197,131,000        160,976,000
   Unearned income                                                             (4,145,000)        (3,272,000)
   Allowance for credit losses                                                 (3,668,000)        (3,871,000)
                                                                        --------------------------------------
Net loans                                                                      189,318,000        153,833,000
Bank premises and equipment-net                                                  2,124,000          2,408,000
Accrued interest receivable and other assets                                    16,371,000          9,463,000
                                                                        --------------------------------------
TOTAL ASSETS                                                                  $350,088,000       $324,748,000
                                                                        ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                  $77,058,000        $75,978,000
   Interest-bearing demand                                                      94,764,000        100,707,000
   Savings                                                                      59,210,000         51,873,000
   Time                                                                         51,767,000         52,252,000
                                                                        --------------------------------------
      Total deposits                                                           282,799,000        280,810,000
Other borrowings                                                                31,500,000         10,416,000
Accrued expenses and other liabilities                                           3,856,000          3,325,000
                                                                        --------------------------------------
        Total liabilities                                                      318,155,000        294,551,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-no par value; 10,000,000 shares authorized;                         -                 -
   no shares issued
Common stock-no par value; 20,000,000 shares authorized;                        21,049,000         20,689,000
   shares outstanding: 4,805,378 in 1999 and 4,768,678 in 1998
Accumulated other comprehensive income (loss)                                  (2,161,000)            317,000
Retained earnings                                                               13,045,000          9,191,000
                                                                        --------------------------------------
   Total stockholders' equity                                                   31,933,000         30,197,000
                                                                        --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $350,088,000       $324,748,000
                                                                        ======================================


See notes to unaudited condensed consolidated financial statements

COAST BANCORP
CONDENSED CONSOLIDATED INCOME STATEMENTS
(unaudited)


                                               THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                               --------------------------------    -------------------------------
                                                    1999              1998             1999              1998
                                                    ----              ----             ----              ----
Interest income:
   Loans, including fees                         $5,042,000        $4,126,000       $13,603,000      $12,496,000
  Securities:
      Taxable                                     1,632,000         1,306,000         4,509,000        3,757,000
      Nontaxable                                    193,000           191,000           577,000          523,000
   Federal funds sold                               118,000           596,000           691,000          949,000
                                            ---------------------------------------------------------------------
Total interest income                             6,985,000         6,219,000        19,380,000       17,725,000
Interest expense:
   Deposits                                       1,497,000         1,556,000         4,476,000        3,975,000
   Other borrowings                                 327,000           273,000           668,000        1,033,000
                                            ---------------------------------------------------------------------
Total interest expense                            1,824,000         1,829,000         5,144,000        5,008,000

                                            ---------------------------------------------------------------------
Net interest income                               5,161,000         4,390,000        14,236,000       12,717,000
Provision for credit losses                               -            75,000                 -          225,000
                                            ---------------------------------------------------------------------
Net interest income after provision for
   credit losses                                  5,161,000         4,315,000        14,236,000       12,492,000
Noninterest income:
   Customer service fees                            729,000           590,000         2,006,000        1,767,000
   Gain from sale of loans                          403,000           599,000         1,033,000        1,894,000
   Loan servicing fees                              199,000           255,000           638,000          750,000
   Gains on sales of securities                           -             1,000            52,000           13,000
   Other                                             40,000            42,000           124,000          130,000
                                            ---------------------------------------------------------------------
Total noninterest income                          1,371,000         1,487,000         3,853,000        4,554,000
Noninterest expenses:
   Salaries and benefits                          1,929,000         1,672,000         5,470,000        4,773,000
   Occupancy                                        328,000           297,000           936,000          859,000
   Equipment                                        287,000           276,000           856,000          828,000
   Customer services                                177,000           180,000           519,000          514,000
   Advertising and promotion                        131,000           201,000           376,000          504,000
   Stationery and postage                           121,000           106,000           324,000          299,000
   Professional services                             94,000            94,000           272,000          296,000
   Data processing                                   93,000            63,000           275,000          208,000
   Insurance                                         56,000            48,000           164,000          165,000
   Other                                            246,000           177,000           692,000          592,000
                                            ---------------------------------------------------------------------
Total noninterest expenses                        3,462,000         3,114,000         9,884,000        9,038,000
                                            ---------------------------------------------------------------------
Income before income taxes                        3,070,000         2,688,000         8,205,000        8,008,000
Income taxes                                      1,212,000         1,120,000         3,202,000        3,327,000
                                            ---------------------------------------------------------------------
Net income                                       $1,858,000        $1,568,000        $5,003,000       $4,681,000
                                            =====================================================================
Earnings per share:
Basic                                                  $.39              $.33             $1.05             $.97
                                            =====================================================================
Diluted                                                $.38              $.32             $1.02             $.94
                                            =====================================================================


See notes to unaudited condensed consolidated financial statements

COAST BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                        1999                 1998
                                                                                        ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                             $5,003,000         $4,681,000
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Provision for credit losses                                                                  -            225,000
   Depreciation and amortization                                                        (364,000)             88,000
   (Gains) on securities transactions                                                    (52,000)           (13,000)
   Deferred income taxes                                                                (497,000)            100,000
   Proceeds from loan sales                                                            64,859,000         60,028,000
   Origination of loans held for sale                                                (59,660,000)       (63,509,000)
   Accrued interest receivable and other assets                                       (4,681,000)        (1,228,000)
   Accrued expenses and other liabilities                                                 531,000            749,000
   Increase in unearned income                                                          1,945,000          1,582,000
   Other operating activities                                                                   -          (252,000)
                                                                               --------------------------------------
Net cash provided by operating activities                                               7,084,000          2,451,000
                                                                               --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of securities                                                 25,708,000         15,787,000
Proceeds from sales of securities available for sale                                    4,600,000         25,418,000
Purchases of securities available for sale                                           (44,382,000)       (59,498,000)
Net decrease in loans                                                                (41,557,000)        (2,111,000)
Purchases of bank premises and equipment                                                (275,000)          (925,000)
                                                                               --------------------------------------
Net cash used in investing activities                                                (55,906,000)       (21,329,000)
                                                                               --------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits                                                                1,989,000         64,181,000
Net proceeds from (repayment of) other borrowings                                      21,084,000       (19,414,000)
Exercise of stock options                                                                 360,000            186,000
Payment of cash dividends                                                             (1,149,000)          (983,000)
Repurchase of common stock                                                                      -        (2,651,000)
Payment of fractional shares resulting from stock dividend                                      -            (7,000)
                                                                               --------------------------------------
Net cash provided by financing activities                                              22,284,000         41,312,000
                                                                               --------------------------------------
Net (decrease) increase in cash and equivalents                                      (26,538,000)         22,434,000
Cash and equivalents, beginning of period                                              52,084,000         30,853,000
                                                                               --------------------------------------
Cash and equivalents, end of period                                                   $25,546,000        $53,287,000
                                                                               ======================================

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING
   THE PERIOD FOR:
Interest                                                                               $5,180,000         $4,907,000
Income taxes                                                                            2,554,000          3,146,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                                      $-                 $85,000


       See notes to unaudited condensed consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1999
-------------------------------------------------------------------------------

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

2. EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                                      Three months ended September 30,
                                                               ------------------------------------------------
                                                                            1999                     1998
                                                                            ----                     ----
        Basic shares                                                        4,796,339                4,796,158
        Dilutive effect of stock options                                      122,871                  151,556
                                                               -----------------------------------------------
        Diluted shares                                                      4,919,210                4,947,714
                                                               ===============================================

                                                               ===============================================
                                                                       Nine months ended September 30,
                                                               -----------------------------------------------
                                                                            1999                    1998
                                                                            ----                    ----
        Basic shares                                                        4,783,829                4,815,534
        Dilutive effect of stock options                                      116,167                  141,004
                                                               -----------------------------------------------
        Diluted shares                                                      4,899,996                4,956,538
                                                               ===============================================


3. COMPREHENSIVE INCOME - The Company's source of other comprehensive income is unrealized gains and losses on securities available for sale. Total comprehensive income was computed as follows:

                                                                         Three Months Ended
                                                                            September 30,
                                                               ----------------------------------------
                                                                          1999                 1998
                                                               ----------------------------------------
        Net income                                                      $1,858,000           $1,568,000
        Other comprehensive income (loss)                              (1,128,000)              341,000
                                                               ----------------------------------------
        Total comprehensive income                                        $730,000           $1,909,000
                                                               ========================================
                                                                           Nine Months Ended
                                                                              September 30,
                                                               ----------------------------------------
                                                                          1999                 1998
                                                               ----------------------------------------
        Net income                                                      $5,003,000           $4,681,000
        Other comprehensive income (loss)                              (2,478,000)              251,000
                                                               ----------------------------------------
        Total comprehensive income                                      $2,525,000           $4,932,000
                                                               ========================================

4. RECLASSIFICATIONS - Certain amounts in the 1998 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on stockholders' equity or net income.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Management's discussion and analysis should be read in conjunction with the Company's unaudited Condensed Consolidated Financial Statements, including the Notes, appearing elsewhere in this report.

This document may contain forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those projected. For a discussion of factors that could cause actual results to differ, please see the Company's publicly available Securities and Exchange Commission filings, including its Annual Report on Form 10-K for the year ended December 31, 1998, and particularly the discussion of risk factors within the document.

OVERVIEW

Net income for the three months ended September 30, 1999 was $1,858,000 compared to $1,568,000 for the three months ended September 30, 1998. Net income for the nine months ended September 30, 1999 was $5,003,000 compared to $4,681,000 for the nine months ended September 30, 1998. During 1999 an increase in net interest income combined with decreases in the provision for credit losses was offset by a decrease in noninterest income and an increase in noninterest expenses.

All yields and rates paid discussed in this report are presented on an annualized basis.

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

Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three and nine months ended September 30, 1999 and 1998.

Table I  Components of Net Interest Income

                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------------
                                                       1999                                        1998
                                                       ----                                        ----
                                        AVERAGE      INTEREST       AVERAGE        AVERAGE        INTEREST       AVERAGE
                                        BALANCE      --------       RATE (4)       BALANCE        --------       RATE (4)
                                        -------                    --------        -------                      --------
                                                            (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                              $193,021        $5,042       10.4%        $148,596         $4,126         11.1%
Securities:
      Taxable                               97,023         1,632        6.7%          78,128          1,306          6.7%
      Nontaxable (3)                        15,299           292        7.6%          14,921            290          7.8%
Federal funds sold                           9,370           118        5.0%          42,666            596          5.6%
                                     ----------------------------            -------------------------------
Total earning assets                       314,713         7,084        9.0%         284,311          6,318          8.9%
Cash and due from banks                     16,983                                    18,178
Allowance for credit
  losses                                   (3,757)                                   (3,723)
Unearned income                            (3,747)                                   (2,900)
Bank premises and
  equipment, net                             2,196                                     2,377
Other assets                                12,229                                     9,047
                                     -------------                           ----------------
Total assets                              $338,617                                  $307,290
                                     ==============                          ================

Interest-bearing
  liabilities:
Deposits:
      Demand                               $93,542           380        1.6%         $91,833            461          2.0%
      Savings                               57,430           510        3.6%          42,144            390          3.7%
      Time                                  52,053           607        4.7%          53,961            705          5.2%
                                     ----------------------------            -------------------------------
Total deposits                             203,025         1,497        2.9%         187,938          1,556          3.3%
Borrowed funds                              25,562           327        5.1%          20,051            273          5.4%
                                     ----------------------------            -------------------------------
Total interest-bearing
  liabilities                              228,587         1,824        3.2%         207,989          1,829          3.5%
Demand deposits                             73,513                                    68,346
Other liabilities                            4,063                                     3,176
Stockholders' equity                        32,454                                    27,779
                                     -------------                           ----------------
Total liabilities and
   stockholders' equity                   $338,617                                  $307,290
                                     ==============                          ================
Net interest income and
  margin                                                  $5,260        6.7%                         $4,489          6.3%
                                                   ==============                            ===============

(1) Loan fees totaling $377,000 and $281,000 are included in loan interest income for the three months ended September 30, 1999 and 1998.

(2) Average nonaccrual loans totaling $1,994,000 and $58,000 are included in average loans for the three months ended September 30, 1999 and 1998.

(3) Tax exempt income includes $99,000 in 1999 and 1998, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(4)  Annualized

Table I  Components of Net Interest Income

                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                     ---------------------------------------------------------------------------------------
                                                       1999                                        1998
                                                       ----                                        ----
                                        AVERAGE      INTEREST       AVERAGE        AVERAGE        INTEREST       AVERAGE
                                        BALANCE      --------       RATE (4)       BALANCE        --------       RATE (4)
                                        -------                     --------       -------                      --------
                                                            (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                            $176,314       $13,603         10.3%        $149,662        $12,496         11.1%
Securities:
      Taxable                             92,180         4,509          6.5%          75,573          3,757          6.6%
      Nontaxable (3)                      15,261           874          7.6%          13,423            792          7.9%
Federal funds sold                        19,275           691          4.8%          23,376            949          5.4%
                                    ---------------------------              ------------------------------
Total earning assets                     303,030        19,677          8.7%         262,034         17,994          9.2%
Cash and due from banks                   16,192                                      17,901
Allowance for credit
  losses                                 (3,831)                                     (3,682)
Unearned income                          (3,574)                                     (2,666)
Bank premises and
  equipment, net                           2,286                                       2,202
Other assets                              10,807                                       8,983
                                    -------------                            ---------------
Total assets                            $324,910                                    $284,772
                                    =============                            ===============

Interest-bearing liabilities:
Deposits:
      Demand                             $93,565         1,182          1.7%         $83,348          1,222          2.0%
      Savings                             56,583         1,511          3.6%          32,318            821          3.4%
      Time                                51,676         1,783          4.6%          49,796          1,932          5.2%
                                    ---------------------------              ------------------------------
Total deposits                           201,824         4,476          3.0%         165,462          3,975          3.2%
Borrowed funds                            17,194           668          5.2%          25,201          1,033          5.5%
                                    ---------------------------              ------------------------------
Total interest-bearing
   liabilities                           219,018         5,144          3.1%         190,663          5,008          3.5%
Demand deposits                           69,590                                      63,064
Other liabilities                          3,700                                       2,865
Stockholders' equity                      32,602                                      28,180
                                    ------------                             ---------------
Total liabilities and
   stockholders' equity                 $324,910                                    $284,772
                                    =============                            ===============
Net interest income and
   margin                                              $14,533          6.4%                        $12,986          6.6%
                                                  =============                               =============


(1) Loan fees totaling $1,123,000 and $950,000 are included in loan interest income for the nine months ended September 30, 1999 and 1998.

(2) Average nonaccrual loans totaling $1,676,000 and $243,000 are included in average loans for the nine months ended September 30, 1999 and 1998.

(3) Tax exempt income includes $297,000 and $269,000 in 1999 and 1998, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(4)  Annualized

    For the three months ended September 30, 1999, net interest income, on a fully taxable-equivalent basis, was $5,260,000 or 6.7% of average earning assets, an increase of 17% over $4,489,000 or 6.3% of average earning assets in the comparable period in 1998. For the nine months ended September 30, 1999, net interest income, on a fully taxable-equivalent basis, was $14,533,000 or 6.4% of average earning assets, an increase of 12% over $12,986,000 or 6.6% of average earning assets in the comparable period in 1998. The increase in 1999 reflects higher levels of earning assets partially offset by an increase in interest-bearing liabilities.

    Interest income, on a fully taxable-equivalent basis, was $7,084,000 and $6,318,000 for the three months and $19,677,000 and $17,994,000 for the nine months ended September 30, 1999 and 1998. The increase in 1999 resulted from the growth in average earning assets partially offset by decreases in yields. Loan yields averaged 10.4% and 11.1% for the three months and 10.3% and 11.1% for the nine months ended September 30, 1999 and 1998. Approximately 84% of the Bank's loans have interest rates indexed to the prime rate which are variable or reset within 3 months. The Bank's average prime rate was 8.10% and 8.50% for the three month and 7.87% and 8.50% for the nine month periods ended September 30, 1999 and 1998. Average earning assets were $314,713,000 and $303,030,000 for the three and nine months ended September 30, 1999 compared to $284,311,000 and $262,034,000 for the same periods in the growth in average earning assets resulted from increased levels of deposits which were invested primarily in loans and securities.

    The increase in interest income during 1999, on a fully taxable-equivalent basis, was partially offset by an increase in interest expense resulting from the growth in interest bearing deposits partially offset by the decrease in rates paid. The average rate paid on interest bearing deposits was 2.9% and 3.3% for the three months ended September 30, 1999 and 1998 and 3.0% and 3.2% for the nine months ended September 30, 1999 and 1998.


NONINTEREST INCOME

Table 2 summarizes the sources of noninterest income for the periods indicated:

Table 2 - Noninterest Income
(Dollars in thousands)

                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                    --------------------------------
                                                                                             1999       1998
                                                                                             ----       ----
          Customer service fees                                                              $729       $590
          Gain on sale of loans                                                               403        599
          Loan servicing fees                                                                 199        255
          Gains on sales of securities                                                          -          1
          Other                                                                                40          2
                                                                                       ----------------------
                Total noninterest income                                                   $1,371     $1,487
                                                                                       ======================
                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                          -----------------
                                                                                            1999       1998
                                                                                            ----       ----
          Customer service fees                                                            $2,006     $1,767
          Gain on sale of loans                                                             1,033      1,894
          Loan servicing fees                                                                 638        750
          Gains on sales of securities                                                         52         13
          Other                                                                               124        130
                                                                                       ----------------------
                Total noninterest income                                                   $3,853     $4,554
                                                                                       ======================

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

Table 3 - Noninterest Expenses
(Dollars in thousands)

                                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                                  --------------------------------
                                                                      1999                      1998
                                                                      ----                      ----
         Salaries and benefits                                        $1929     2.45%       $1,672      2.35%
         Occupancy                                                      328      .42%          297       .42%
         Equipment                                                      287      .36%          276       .39%
         Customer services                                              177      .22%          180       .25%
         Advertising and promotion                                      131      .17%          201       .28%
         Stationery and postage                                         121      .15%          106       .15%
         Data processing                                                 93      .12%           63       .09%
         Professional services                                           94      .12%           94       .13%
         Insurance                                                       56      .07%           48       .07%
         Other                                                          246      .31%          177       .25%
                                                        ------------------------------------------------------
               Total noninterest expenses                            $3,462     4.40%       $3,114      4.38%
                                                        ======================================================
                                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                                  -------------------------------
                                                                       1999                      1998
                                                                       ----                      ----
         Salaries and benefits                                       $5,470     2.41%       $4,773      2.43%
         Occupancy                                                      936      .41%          859       .44%
         Equipment                                                      856      .38%          828       .42%
         Customer services                                              519      .23%          514       .26%
         Advertising and promotion                                      376      .17%          504       .26%
         Stationery and postage                                         324      .14%          299       .15%
         Data processing                                                275      .12%          296       .15%
         Professional services                                          272      .12%          208       .11%
         Insurance                                                      164      .07%          165       .08%
         Other                                                          692      .30%          592       .30%
                                                        ------------------------------------------------------
               Total noninterest expenses                            $9,884     4.35%       $9,038      4.60%
                                                        ======================================================


The increases in 1999 were primarily related to higher staff and occupancy costs and increases in other noninterest expenses partially offset by decreases in advertising and promotion. The increase in noninterest expenses reflects the opening of a new branch in August 1998 and the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets for the nine month period in 1999 compared to 1998 is the result of the rate of growth in average earning assets in 1999 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

The Company's effective tax rate was 39.4% and 39.0% for the three and nine months ended September 30, 1999 compared to 41.7% and 41.5% for the same periods in 1998. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

Total assets were $350.1 million at September 30, 1999, compared to $324.7 million at the end of 1998. Based on average balances, third quarter 1999 average total assets of $338.6 million represent an increase of 10% over the third quarter of 1998 while the nine month 1999 average total assets of $324.9 million represent an increase of 14% over the nine months 1998.


EARNING ASSETS
LOANS

Total gross loans at September 30, 1999 were $197.1 million, a 22% increase from $161.0 million at December 31, 1998. Average loans in the three and nine months of 1999 were $193,021,000 and $176,314,000 representing increases of 30% and 18% over the same period in 1998. The 1999 increases primarily reflected growth in average real estate loans, particularly commercial real estate, SBA guaranteed commercial real estate, construction and residential mortgage loans, which in the opinion of the Company is due to favorable local economic conditions and the level of interest rates. The origination of all types of real estate loans is significantly affected by the level of interest rates and general economic conditions. There can be no assurance the Company will maintain current origination levels in its construction, SBA, commercial real estate and residential mortgage lending operations as interest rates or economic conditions change.

Risk Elements

Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide a financial buffer for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At September 30, 1999 nonaccrual loans totaled $1,836,000 or .93% of total loans compared to $1,108,000 or .69% of total loans at December 31, 1998. Nonaccrual loans at September 30, 1999 consist of one commercial real estate loan, partially guaranteed by the SBA, and an extension of credit to one commercial borrower. The commercial borrower's loan is collaterlized by residential property.

Table 4 presents the composition of nonperforming assets at September 30, 1999.

Table 4  Nonperforming Assets
(dollars in thousands)

                                                                                        SEPTEMBER 30, 1999
                                                                                        -------------------
         Nonperforming Assets:
            Loans Past Due 90 Days or More                                                            $353
            Nonaccrual Loans                                                                         1,836
                                                                                        -------------------
         Total Nonperforming Loans                                                                   2,189
         OREO                                                                                            -
                                                                                        -------------------
         Total Nonperforming Assets                                                                 $2,189
                                                                                        ===================
         Nonperforming Loans as a Percent of Total Loans                                             1.11%
         OREO as a Percent of Total Assets                                                               -
         Nonperforming Assets as a Percent of Total Assets                                           0.63%
         Allowance for Credit Losses                                                                $3,668
            As a Percent of Total Loans                                                              1.86%
            As a Percent of Nonaccrual Loans                                                          200%
            As a Percent of Nonperforming Loans                                                       168%

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" component is calculated as a function of the prior four years loss experience for commercial, real estate and consumer loan types. The four years are assigned weightings of 35%, 30%, 20% and 15% beginning with the most recent year. The "specific" component is established by allocating a portion of the allowance to individual classified credits on the basis of specific circumstances and assessments. The "margin for imprecision" component is an unallocated portion that supplements the first two components as a conservative margin to guard against unforeseen factors. The "historical losses" and "specific" components include management's judgment of the effect of current and forecasted economic conditions on the ability of the Company's borrowers to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses, relies, to a great extent, on the judgment and experience of management. We evaluate the adequacy of our allowance for credit losses quarterly.

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

TABLE 5 Allowance for Credit Losses
(Dollars in thousands)

                                                                              NINE MONTHS ENDED
                                                                              SEPTEMBER 30, 1999
                                                                         ---------------------------
         Total Loans Outstanding                                                 $197,131
         Average Total Loans                                                      176,314
         Allowance for credit losses:
         Balance, January 1                                                        $3,871
         Charge-offs by Loan Category:
            Commercial                                                                253
            Installment and other                                                       3
            Real Estate construction                                                -
            Real Estate-term                                                        -
                                                                             -------------
         Total Charge-Offs                                                            256
         Recoveries by Loan Category:
            Commercial                                                                 48
            Installment and other                                                       1
            Real Estate construction                                                -
            Real Estate-term                                                            4
                                                                             -------------
               Total Recoveries                                                        53
         Net Charge-Offs                                                              203
         Provision Charged to Expense                                                   -
                                                                             -------------
         Balance, September 30                                                     $3,668
                                                                             =============
         Ratios:
            Net Charge-offs to Average Loans                                        0.12%
            Reserve to Total Loans                                                  1.86%

OTHER INTEREST-EARNING ASSETS
For the three and nine months ended September 30, 1999, the average balance of investment securities and federal funds sold totaled $121,692,000, and $126,716,000, from $135,715,000 and $112,372,000 for the same periods in 1998.
The decrease in the three month periods from 1998 to 1999 reflects redeploying federal funds sold into loans. The increase in the 1999 nine month period resulted from investing additional liquidity in investment securities. Additional liquidity was generated by the excess of the increase in average deposits over the increase in average loans. Management also uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

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

Deposits increased $1,989,000 from year-end or 1% to $282,799,000 as of September 30, 1999. Average total deposits in the three and nine months of 1999 of $276,537,000 and $271,414,000 increased from $256,284,000 and $228,526,000 in the same periods in 1998.

Another source of funding for the Company is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank has generally been 30 to 270 days. Repurchase agreements totaled $15,000,000 at September 30, 1999. Advances from the FHLB may vary in maturity from 1 to 10 years. Advances from the FHLB at September 30, 1999 totaled $15,000,000, payable at maturity in 2003 and 2004. The advances are callable by the FHLB beginning in February 1999 ($10,000,000) and March 2000 ($5,000,000) and bear interest at a weighted average rate of 4.9%. The average balance of borrowed funds was $25,562,000 and $17,194,000 during the three and nine months ended September 30, 1999 compared to $20,051,000 and $25,201,000 for the same periods in 1998. The decrease in average borrowed funds for the nine months ended September 30, 1999 reflects the substitution of time deposits from the State of California for borrowed funds during the first quarter of 1998.


LIQUIDITY AND INTEREST RATE SENSITIVITY
Liquidity management refers to the Company's ability to provide funds on an ongoing basis to meet fluctuations in deposit levels as well as the credit needs and requirements of its clients. Both assets and liabilities contribute to the Bank's liquidity position. Federal funds lines, short-term investments and securities, and loan repayments contribute to liquidity, along with deposit increases, while loan funding and deposit withdrawals decrease liquidity. The Company assesses the likelihood of projected funding requirements by reviewing historical funding patterns, current and forecasted economic conditions and individual client funding needs. The Bank maintains informal lines of credit with its correspondent banks for short-term liquidity needs. These informal lines of credit are not committed facilities by the correspondent banks and no fees are paid by the Company to maintain them.

The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of September 30, 1999, this ratio was 13.2%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 69.7% and 2.4%, respectively, as of September 30, 1999. The measures of liquidity have decreased since December 31, 1998 as federal funds sold have been shifted to loans and investment securities.


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

One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap" analysis. All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 6 presents the gap analysis for the Company at September 30, 1999. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

Table 6  Interest Rate Sensitivity
(Dollars in thousands)

                                                                         OVER THREE
                                                       NEXT DAY AND      MONTHS AND     OVER ONE AND
                                                       WITHIN THREE      WITHIN ONE      WITHIN FIVE     OVER FIVE
                                       IMMEDIATELY        MONTHS            YEAR            YEARS          YEARS         TOTAL
                                       -----------        ------            ----            -----          -----         ----
                                                                         (DOLLARS IN THOUSANDS)
As of September 30, 1999
Rate Sensitive Assets:
   Federal Funds Sold                       $6,800        $-              $-              $-               $-              $6,800
Investment Securities:
   Treasury and Agency
     Obligations                            -              -               -                  7,307         -               7,307
   Mortgage-Backed
     Securities.....                        -                 2,388          10,395          33,626           32,196       78,605
   Municipal Securities                     -                   225             333           3,244           10,746       14,548
   Corporate Securities                     -                 9,433        -               -                   4,085       13,518
   Other                                    -               -              -               -                   2,751        2,751
                                    =============================================================================================
Total Investment Securities                 -                12,046          10,728          44,177           49,778      116,729
Loans Excluding
  Nonaccrual Loans                         102,746           61,245           1,671          15,989           13,644      195,295
                                    =============================================================================================
Total Rate Sensitive
  Assets                                  $109,546          $73,291         $12,399         $60,167          $63,422     $318,823
                                    ---------------------------------------------------------------------------------------------
Rate Sensitive Liabilities:
  Deposits:
      Demand and Savings                  $153,974        $-              $-              $-               $-            $153,974
      Time                                  -                38,428          12,211           1,128         -              51,767
                                    =============================================================================================
Total Interest-bearing
  Deposits                                 153,974           38,428          12,211           1,128         -             205,741
Other Borrowings                            -                 6,500        -                 15,000         -              31,500
                                    =============================================================================================
Total Rate Sensitive
  Liabilities                             $153,974          $44,928         $12,211         $16,128        $-            $237,241
                                    =============================================================================================
Gap                                      $(44,428)          $28,363        $(9,812)         $44,038          $63,422      $81,582
Cumulative Gap                           $(44,428)        $(16,065)       $(25,877)         $18,162          $81,582

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

CAPITAL RESOURCES
Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of September 30, 1999.

The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 145,837 shares, in order to enhance long term shareholder value. As of September 30, 1999, 145,500 shares had been purchased under the program.

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

The federal regulatory authorities have established minimum capital leverage ratio guidelines. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 3.0% to 5.0% of quarterly average total assets.

The Bank's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of September 30, 1999, and December 31, 1998. Capital ratios for the Company and the Bank are set forth in Table 7:

Table 7 Capital Ratios

The Company:

                                                                                    SEPTEMBER 30, 1999         DECEMBER 31,1998
                                                                                    ------------------         ----------------
Total risk-based capital ratio                                                              14.6%                     15.4%
Tier 1 risk-based capital ratio                                                             13.4%                     14.2%
Tier 1 leverage ratio                                                                       10.0%                      9.5%

Coast Commercial Bank:

                                                                                    SEPTEMBER 30, 1999         DECEMBER 31,1998
                                                                                    ------------------         ----------------
Total risk-based capital ratio                                                              14.0%                     14.8%
Tier 1 risk-based capital ratio                                                             12.7%                     13.6%
Tier 1 leverage ratio                                                                        9.5%                      9.1%

YEAR 2000 READINESS DISCLOSURE
The year 2000 problem exists because many computer systems use only the last two digits to refer to a year. This convention could affect date-sensitive calculations that treat "00" as the year 1900 rather than 2000. Another issue is that the year 2000 is a leap year and some programs may not properly provide for February 29, 2000.

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

Our major critical information system is our core transaction processing software which provides transaction processing for loans, deposits and general ledger. The vendor supplying our core transaction processing software has provided evidence of year 2000 readiness. We have obtained satisfaction regarding the the year 2000 readiness of various systems that integrate information into the core processing software. Testing of the core processing software and other systems which integrate into the core processing software has been completed. Other purchased software and systems supported by external parties has been tested as part of the year 2000 program. No significant information systems have been found not ready for year 2000. Additional testing may be conducted as on-going product updates by software vendors are installed. A freeze on installation of software upgrades is planned for the fourth quarter of 1999. In addition, contingency plans have been developed to reduce the impact of potential events that may occur. We cannot guarantee, however, that the systems of vendors or customers with which we conduct business will be completed on a timely basis, or that contingency plans will shield operations from failures that may occur.

We do not significantly rely on embedded technology in our critical processes. Embedded technology typically controls operations such as power management and related facilities functions. Year 2000 risks associated with embedded technology in our facilities appear low.

We rely on suppliers and customers, and we are addressing year 2000 issues with both groups. We have identified vendors upon whom there is significant reliance and made inquiries regarding year 2000 readiness plans and status. Appropriate measures to minimize risk will be undertaken with those that appear to pose a significant risk. Replacements may be effected where necessary. We have, however, no viable alternative for some suppliers, such as power distribution and local telephone companies. While all our significant suppliers, including power distribution and local telephone companies, have stated they are Year 2000 ready, we continue to monitor the information provided by these companies, and we will use the information for contingency planning. As with all financial institutions, we place a high degree of reliance on the systems of other institutions, including government agencies, to settle transactions. Principal settlement methods associated with major payment systems have been tested as part of their integration with the core processing system.

We also rely on our customers to make necessary preparations for year 2000 so that their business operations will not be interrupted, thus threatening their ability to honor their financial commitments. Borrowers, funding sources and large depositors have been reviewed to determine those with financial volumes sufficiently large to warrant inquiry and assessment of their year 2000 readiness preparation. Financial volumes include loans and unused commitments, collected deposit balances, ACH, and foreign exchange, etc.

The population of customers with loans and unused commitments outstanding ("borrowers") pose the highest risk level of concern for any lender. Business purpose borrowings exceeding $50,000 were assigned one of three year 2000 risk levels: low, medium or high. Borrowers representing 3% and 28% of outstanding loans were assigned high and medium year 2000 risk levels, respectively.

Ongoing reassessments with risk mitigation plans have been made for all levels of risk. Customers with low and medium risk were reassessed on an annual basis, while customers with high risk have been reassessed quarterly. The risk mitigation plan evaluates whether year 2000 issues will materially affect the customer's cash flows, asset account values related to its balance sheet, and/or collateral pledged to us. The risk mitigation plan is incorporated into the normal credit review process.

Cost
Amounts expensed in the first nine months of 1999 were not significant to our financial position or results of operations. Although the remaining costs associated with achieving year 2000 compliance have not yet been determined, management believes the amounts expensed during 1999 will not have a material effect on our financial position, results of operations or cash flows. In addition, we have replaced certain equipment and software to ensure year 2000 readiness. The cost of the replacement items will be expensed over the useful lives of those assets. During 1998, six existing automated teller machines were replaced with new machines at a cost of approximately $300,000 due in part to year 2000 issues with the existing equipment. The cost of other identified replacement items and contingency equipment is estimated at less than $100,000. Estimated total costs could change as our analysis continues.

Risks
The principal risks associated with the year 2000 problem can be grouped into three categories:

     - we do not successfully ready our operations for the next century,
     - disruption of our operations due to operational failures of third parties, and
     - business interruption among fund providers and obligors such that expected funding and repayment does not take place.

The only risk largely under our control is preparing our internal operations for the year 2000. We, like other financial institutions, are heavily dependent on our computer systems. The complexity of these systems and their interdependence make it impracticable to switch to alternative systems without interruptions if necessary modifications are not completed on schedule. Management believes it has made the necessary modifications on schedule.

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

Program Assessment
Senior management and banking regulators regularly assess our year 2000 preparations. Additionally, a consulting and services firm has been retained to review and advise senior management on internally developed testing plans for critical systems and on contingency planning.

Contingency Plans
We have developed remediation contingency plans and business resumption contingency plans specific to the year 2000. Remediation contingency plans address the actions to be taken if the current approach to remediating a system is falling behind schedule or otherwise appears in jeopardy of failing to deliver a year 2000 ready system when needed. Business resumption contingency plans address the actions that would be taken if critical business functions can not be carried out in the normal manner upon entering the next century due to system or supplier failure. The testing of business resumption contingency plans has been completed for all mission critical areas. Most contingent action plans prepared at this time involve manual processing of transactions. Given the size, scope and complexity of our operations, and the results of contingency plan tests, manual processing appears a viable alternative for our information systems.

The Company's disclosure and announcement herein concerning its Year 2000 planning and programs are intended to constitute "year 2000 readiness disclosures" as defined in the recently-enacted Year 2000 Information and Readiness Disclosure Act (the "Act"). The Act provided certain protection from liability for certain public and private statements concerning an entity's Year 2000 readiness and the Year 2000 readiness of its products and services.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk
          In management's opinion there has not been a material change in the Compnany's market risk profile at September 30, 1999 compared to December 31, 1998.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings
          Not applicable.

Item 2.   Changes in Securities
          Not applicable

Item 3.   Defaults Upon Senior Securities
          Not applicable

Item 5.   Submission of Matters to a Vote of Security Holders
          Not applicable


Item 5.   Other Information

          On October 20, 1999, the Coast Bancorp Board of Directors declared a cash dividend of eight cents ($0.08) per share, payable November 24, 1999, to shareholders of record on November 4, 1999.

Item 5.   Exhibits and Reports on Form 8-K
a.        Exhibits


Exhibit Number
10.20         Consulting Agreement by and between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson
              dated July 22, 1999

10.21         Amended and Restated Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial
              Bank and Harvey J. Nickelson dated July 23, 1999

10.22         Amended and Restated Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial
              Bank and David V. Heald dated July 23, 1999

10.23         Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and
              Sandra Anderson dated July 23, 1999

10.24         Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and
              Terry A. Chandler dated July 23, 1999

10.25         Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and
              Richard Hofstetter dated July 23, 1999

10.26         Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and
              Bruce H. Kendall dated July 23, 1999

10.27         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and Harvey J. Nickelson dated October 1, 1999

10.28         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and David V. Heald dated October 1, 1999

10.29         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and Sandra Anderson dated October 1, 1999

10.30         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and Terry A. Chandler dated October 1, 1999

10.31         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and Richard Hofstetter dated October 1, 1999

10.32         Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast
              Commercial Bank and Bruce H. Kendall dated October 1, 1999

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

Date:  November 11, 1999

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