Form 10-K
period 1999-12-31
COAST BANCORP
filed 2000-03-03
CIK 1021006

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM TO

                     COMMISSION FILE NO. 0-28938

                         ------------------------------

                                 COAST BANCORP

             (Exact name of registrant as specified in its charter)

          CALIFORNIA                              77-0401327
 (State or other jurisdiction                   I.R.S. Employer
     of incorporation or                      Identification No.)
        organization)

       740 FRONT STREET                              95060
    (Address of principal                         (Zip Code)
      executive offices)

                             SANTA CRUZ, CALIFORNIA
                (City and State of principal executive offices)

       Registrant's telephone number, including area code (831) 458-4500
                         ------------------------------

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

                         ------------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based upon the closing price of its common stock on February 23, 2000, on the NASDAQ National Market System was $85,451,950.

    At February 23, 2000, 4,825,178 shares of the registrant's common stock (no par value) were outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                                                PARTS OF FORM 10-K
DOCUMENTS INCORPORATED                                        INTO WHICH INCORPORATED
----------------------                                        -----------------------
Definitive proxy statement for the Company's 2000 Annual
Meeting of Shareholders to be filed within 120 days of the
end of the fiscal year ended December 31, 1999..............         Part III

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................      3

ITEM 2.   PROPERTIES..................................................     12

ITEM 3.   LEGAL PROCEEDINGS...........................................     12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     12

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     13

ITEM 6.   SELECTED FINANCIAL DATA.....................................     14

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     30

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     53

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     53

ITEM 11.  EXECUTIVE COMPENSATION......................................     53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     53

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     53

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K..................................................     53

INDEX TO EXHIBITS.....................................................     54

SIGNATURES............................................................     55

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    Coast Bancorp is a commercial bank holding company incorporated in the State of California in 1995. The holding company was formed to acquire Coast Commercial Bank located in Santa Cruz, California. Coast Commercial Bank incorporated as a California state banking corporation on April 27, 1981, and commenced operations on February 17, 1982. We became the holding company for the Bank on July 25, 1995.

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

    We emphasize the needs of local business people and serve individuals, retailers, professionals and small and medium-sized businesses and operate through our corporate offices located in Santa Cruz, California and through our branch offices located in Santa Cruz, Aptos, Capitola, Scotts Valley and Watsonville, California. Services offered include a full range of commercial banking services, including the acceptance of demand, savings and time deposits, overdraft protection for checking accounts, and the making of commercial, real estate (including residential mortgage), personal, home improvement, automobile and other installment and term loans. We are one of the largest Small Businesses Administration ("SBA") lenders in California and have been granted status as a "preferred lender," allowing us to make SBA loans without first having the SBA approve the loan, and are also a seller/servicer of Freddie Mac mortgage loans. We also offer travelers' checks, safe deposit boxes, notary public services, Visa credit cards, courier service for pick-up of non-cash deposits, debit cards usable at many ATM's and retailers nationwide and a 24 hour telephone service for deposit and loan account information. We operate automated teller machines at our branches and at Seascape Village in Aptos, California. Our Investment Services Department provides financial planning services, financial consulting, asset management and the purchase and sale of stocks and bonds through a third party provider.

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

    On December 14, 1999 Coast Bancorp and Greater Bay Bancorp, the parent of Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce, Golden Gate Bank, Bay Area Bank, Bay Bank of Commerce and Mt. Diablo National Bank, signed a definitive agreement for a merger of the two companies. The agreement provides for Coast Bancorp's shareholders to receive shares of Greater Bay Bancorp stock, based on the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, in a tax-free exchange to be accounted for as a pooling of interests. Assuming the price of Greater Bay's stock as of December 31, 1999 equaled the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, Coast Bancorp's shareholders would receive approximately 3,072,000 shares of Greater Bay Bancorp stock. Following the transaction, Coast Bancorp's shareholders will own approximately 18.4% of the combined company's stock. The transaction is expected to be completed in the second quarter of 2000 subject to approval of the transaction by Coast Bancorp's and Greater Bay's shareholders and receipt of regulatory approvals. As of December 31, 1999, based on Greater Bay's supplemental consolidated financial statements, Greater Bay Bancorp had $2.846 billion in assets, $2.506 billion in deposits and $173.6 million in shareholders' equity. The combined company, on a pro-forma basis after giving effect to the merger, would have had total assets of approximately $3.216 billion and shareholders' equity of over $206 million at December 31, 1999.

    Management believes that the merger offers significant opportunities to enhance the spectrum of financial services offered to both existing and future customers of Coast Bancorp.

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

COMPETITION

    Our service area consists of Santa Cruz County and extends into the adjacent areas of San Benito, Santa Clara and Monterey counties. It is estimated that Santa Cruz County contains 32 competitive banking offices, of which 3 offices are owned by other independent banks. However, the Bank is the only independent bank headquartered in Santa Cruz County. It is estimated that the primary service area also contains 15 offices of savings and loan associations, and 7 offices of credit unions. Based upon total bank deposits as of June 30, 1999 (the last period for which data is available), we are fifth in market share in Santa Cruz County.

    The banking business in California generally, and in our primary service area specifically, is highly competitive with respect to both loans and deposits, and is dominated by a relatively small number of major banks with many offices operating over a wide geographic area. Among the advantages such major banks have over us are their ability to finance wide ranging advertising campaigns and to allocate their investment assets to regions of highest yield and demand. These institutions offer certain services such as trust services and international banking which we do not directly offer (but are offered indirectly through correspondent institutions), and, by virtue of their greater total capitalization (legal lending limits to an individual customer are limited to a percentage of a bank's total capital), they have substantially higher lending limits than our lending limit. Other entities, both governmental and in private industry, seeking to raise capital through the issuance and sale of debt or equity securities also provide competition for us in the acquisition of deposits. We also compete with money-market funds for deposits.

    In order to compete with major financial institutions and other competitors in our service areas, we build and retain our customer base by drawing upon the experience of our executive and senior officers in serving business individuals, and upon our specialized services, local promotional activities and the personal contacts made by our officers, directors and employees. Our officers and employees are strongly encouraged to participate in local civic and charitable organizations and events, which has also served to promote our business. For customers whose loan demand exceeds our legal lending limit, we may arrange for large loans on a participation basis with correspondent banks. Our lending limit is 15% of our capital and allowance for credit losses for unsecured loans and 25% of our capital and allowance for credit losses for unsecured and secured loans combined.

DEPOSITS

    Most of our deposits are attracted from individuals, small and medium-sized businesses and professionals. No single customer relationship accounts for a significant portion of our deposits.

LENDING ACTIVITIES

    We engage in a full complement of lending activities, including commercial, real estate, SBA and consumer/installment loans.

    According to reports from the SBA for the federal fiscal year ended September 30, 1999, we are one of the largest lenders in Northern California in the SBA loan program. We make SBA loans from $20,000 to $1,500,000. SBA 7(a) loans are for working capital, inventory and other purposes, and are government-guaranteed up to 80% of the loan amount. We also make SBA loans for the purchase or construction of owner occupied real estate which are also guaranteed up to 80%. The SBA loan program is subject to political and budgetary uncertainty which in recent years has resulted in changes in the guaranteed portion and maximum loan amounts of SBA loans.

    We also make commercial real estate loans for other purposes such as the purchase or refinance of offices, warehouses, professional and industrial buildings. A portion of these loans are SBA loans which are guaranteed by the U.S. government in an amount up to 90% of the loan. Commercial real estate loans generally are fully amortized over 15 years or have a 10 year term with a twenty-five year amortization, and typically have a maximum loan to value ratio of 70%. SBA loans for this purpose have a term of up to 25 years and a maximum loan to value ratio of 90%. The Bank had outstanding real estate term loans of $130,438,000 or 62% of our loan portfolio at December 31, 1999.

    We make commercial loans to small-to-medium sized businesses for working capital, lines of credit, loans secured by inventory and receivables, and term loans for equipment and for working capital. Typically, we obtain a security interest in the collateral being financed or in other available assets of the customer. Loan to value ratios vary but generally do not exceed 80%. As of December 31, 1999, we had $35,023,000 in loans for these purposes representing 16% of our loan portfolio.

    We make real estate construction loans for the construction of single and multi-family residential units, commercial and industrial properties, and SBA approved owner occupied commercial real estate. These loans typically have pre-qualified take outs for permanent financing or stand-by commitments and a maximum loan to value ratio of 70%. We also make loans for lot or land development with a maximum loan to value ratio of 60%. Construction loans are secured by first deeds of trust. As of December 31, 1999, we had outstanding real estate construction loans of $42,023,000 representing 20% of our loan portfolio.

    Consumer and installment loans are made for household, family and other personal expenditures on both a secured and unsecured basis. As of December 31, 1999 we had a total of $4,592,000 in consumer and installment loans representing 2% of our loan portfolio.

    We make residential mortgage loans which are typically 30 year loans with either adjustable or fixed interest rates. These loans are sold to Freddie Mac on a "servicing retained" basis, i.e., we continue to be paid a fee for collecting payments on the loan and performing other services, or to other investors on a "servicing released" basis, i.e. we have no further involvement in the loan.

    We sell the guaranteed portion of SBA loans which we originate into the secondary market as a source of liquidity and earnings. Additionally, we sell residential mortgage loans we originate into the secondary market in order to divest ourselves of the interest rate risk associated with these mostly fixed interest rate products. No recourse is available to buyers of these loans after 90 days from the sale. Total loans serviced for other investors were $118,464,000 as of December 31, 1999. For the years ended December 31, 1999, 1998 and 1997, we sold loans totaling $74,420,000, $82,869,000, and $48,255,000, respectively.

    Effective January 1, 1997, the Company adopted SFAS No. 125, "Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 requires that an asset seller must meet defined conditions to demonstrate that it has surrendered control over the assets. The failure to meet these conditions usually results in on-balance-sheet treatment for the assets and a liability for the sale proceeds received. SFAS No. 125 also requires that contracts to service are recorded as an asset or a liability based on fair value or on an allocation of the carrying amount of the financial asset. SFAS 125 covers subsequent accounting, including impairments, and eliminates the distinction between excess and normal servicing.

    Credit risk relates to the ability of a borrower to repay the principal and interest on its loan and is managed by adherence to credit standards and the taking of collateral to secure most of our loans. These risks are generally inherent in commercial lending. Certain risks are specific to particular types of lending in which we engage such as real estate lending. The major risk inherent in real estate lending is the potential decline in the value of the property for market reasons or due to the condition of the property.

OTHER SERVICES

    Our Investment Services Department employs 2 investment professionals. The Investment Services Department offers financial planning services; asset management services through the use of unaffiliated investment managers; retirement plans such as 401(k) plans, IRAs and SEPs; mutual funds; and the purchase and sale of stocks and bonds on an unsolicited basis. Products available through this department are not FDIC insured, and are not deposits or other obligations of the Bank. These products are not guaranteed by the Bank, and are subject to investment risk, including possible loss of principal amount invested.

SUPERVISION AND REGULATION

GENERAL

COAST BANCORP

    Coast Bancorp, as a bank holding company, is subject to regulation under the Bank Holding Company Act of 1956, as amended, and is registered with and subject to the supervision of the Board of Governors of the Federal Reserve System. It is the policy of the Federal Reserve that each bank holding company serve as a source of financial and managerial strength to its subsidiary banks. The Federal Reserve has the authority to examine Coast Bancorp.

    The Bank Holding Company Act requires Coast Bancorp to obtain the prior approval of the Federal Reserve before acquisition of all or substantially all of the assets of any bank or ownership or control of the voting shares of any bank if, after giving effect to such acquisition, Coast Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of such bank. Recent amendments to the Bank Holding Company Act expand the circumstances under which a bank holding company may acquire control of or all or substantially all of the assets of a bank located outside the State of California.

    Coast Bancorp may not engage in any business other than managing or controlling banks or furnishing services to its subsidiaries, with the exception of certain activities which, in the opinion of the Federal Reserve, are so closely related to banking or to managing or controlling banks as to be incidental to banking. Recently enacted federal legislation, known as the Gramm-Leach-Bliley Act, offers bank holding companies an opportunity to broaden the scope of activities engaged in by electing to be treated as a financial holding company. A financial holding company enjoys broader powers than a bank holding company, specifically including the ability to own securities and insurance companies in addition to financial institutions. Coast Bancorp is generally prohibited from acquiring direct or indirect ownership or control of more than 5% of the voting shares of any company unless that company is engaged in such authorized activities and the Federal Reserve approves the acquisition.

    Coast Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or provision of services. For example, with certain exceptions Coast Commercial Bank may not condition an extension of credit on a customer obtaining other services provided by it, Coast Bancorp or any other subsidiary, or on a promise by the customer not to obtain other services from a competitor. In addition, federal law imposes certain restrictions on transactions between Coast Commercial Bank and its affiliates. As affiliates, Coast Commercial Bank and Coast Bancorp are subject, with certain exceptions, to the provisions of federal law imposing limitations on and requiring collateral for extensions of credit by Coast Commercial Bank to any affiliate.

COAST COMMERCIAL BANK

    As a California state-chartered bank, Coast Commercial Bank is subject to regulation, supervision and periodic examination by the California Department of Financial Institutions. Coast Commercial Bank also is subject to regulation, supervision and periodic examination by the Federal Deposit Insurance Corporation. Coast Commercial Bank's deposits are insured by the FDIC to the maximum amount permitted by law, which is currently $100,000 per depositor in most cases. Insured banks are subject to FDIC regulations applicable to all insured institutions.

    The regulations of these state and federal bank regulatory agencies govern most aspects of Coast Commercial Bank's businesses and operations, including but not limited to, the scope of its business, its investments, its reserves against deposits, the nature and amount of any collateral for loans, the timing of availability of deposited funds, the issuance of securities, the payment of dividends, bank expansion and bank activities, including real estate development and insurance activities, and the payment of interest on certain deposits. Coast Commercial Bank is also subject to the requirements and restrictions of various consumer laws, regulations and the Community Reinvestment Act.

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

    A banking organization's risk based capital ratios are obtained by dividing its qualifying capital by its total risk-adjusted assets and off-balance-sheet items. The regulators measure risk-adjusted assets and off-balance-sheet items against both total qualifying capital (the sum of Tier 1 capital and limited amounts of Tier 2 capital) and Tier 1 capital. Tier 1 capital consists of common stock, retained earnings, noncumulative perpetual preferred stock and minority interests in certain subsidiaries, less most other intangible assets. Tier 2 capital may consist of a limited amount of the allowance for probable loan and lease losses and certain other instruments with some characteristics of equity. The inclusion of elements of Tier 2 capital is subject to certain other requirements and limitations of the federal banking agencies. Since
December 31, 1992, the federal banking agencies have required a minimum ratio of qualifying total capital to risk-adjusted assets and off-balance-sheet items of 8%, and a minimum ratio of Tier 1 capital to risk-adjusted assets and off-balance-sheet items of 4%.

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

    See "Capital Resources" in Management's Discussion and Analysis of Financial Condition and Results of Operations for our capital ratios at December 31, 1999.

PAYMENT OF DIVIDENDS

COAST BANCORP

    The shareholders of Coast Bancorp are entitled to receive dividends when and as declared by its Board of Directors, out of funds legally available, subject to the dividends preference, if any, on preferred shares that may be outstanding and also subject to the restrictions of the California Corporations Code. At December 31, 1999, Coast Bancorp had no outstanding shares of preferred stock.

    The principal sources of cash revenue to Coast Bancorp are dividends received from Coast Commercial Bank. Coast Commercial Bank's ability to make dividend payments to Coast Bancorp is subject to state and federal regulatory restrictions.

COAST COMMERCIAL BANK

    Under state law, the Board of Directors of a California state chartered bank may declare a cash dividend, subject to the restriction that the amount available for the payment of cash dividends is limited to the lesser of the bank's retained earnings, or the bank's net income for the latest three fiscal years, less dividends previously declared during that period, or, with the approval of the Commissioner of Financial Institutions, to the greater of the retained earnings of the bank, the net income of the bank for its last fiscal year or the net income of the bank for its current fiscal year.

    The FDIC has broad authority to prohibit a bank from engaging in banking practices which it considers to be unsafe or unsound. It is possible, depending upon the financial condition of the bank in question and other factors, that the FDIC may assert that the payment of dividends or other payments by a bank is considered an unsafe or unsound banking practice and therefore, implement corrective action to address such a practice.

    Accordingly, the future payment of cash dividends by Coast Commercial Bank will generally depend not only on Coast Commercial Bank's earnings during any fiscal period but also on Coast Commercial Bank's meeting certain capital requirements and the maintenance of an adequate allowances for credit losses.

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

    The regulations provide that "small banks", which are defined to include any independent bank with total assets of less than $250 million, are to be evaluated by means of a so-called "streamlined assessment method" unless such a bank elects to be evaluated by one of the other methods provided in the regulations. The differences between the evaluation methods may be summarized as follows:

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

TRANSACTIONS WITH AFFILIATES

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

YEAR 2000 DATA PROCESSING ISSUES

    Coast Bancorp previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council. Management believes Coast Bancorp and Coast Commercial Bank have completed all of the activities within their control to ensure that Coast Bancorp's and Coast Commercial Bank's systems are Year 2000 compliant.

    Coast Bancorp's Year 2000 readiness costs were approximately $400,000. Coast Bancorp does not currently expect to apply any further funds to address Year 2000 issues.

    Neither Coast Bancorp nor Coast Commercial Bank have experienced any material disruptions of their internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. Coast Bancorp will continue to monitor these third parties to determine the impact, if any, on the business of Coast Bancorp and Coast Commercial Bank and the actions either must take, if any, in the event of non-compliance by any of these third parties. Based upon Coast Bancorp's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

    Although Coast Bancorp's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact that the Year 2000 is a leap year. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to Coast Bancorp and Coast Commercial Bank. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of Coast Bancorp and Coast Commercial Bank will not have a material adverse impact on Coast Bancorp or Coast Commercial Bank.

IMPACT OF MONETARY POLICIES

    The earnings and growth of Coast Commercial Bank are subject to the influence of domestic and foreign economic conditions, including inflation, recession and unemployment. The earnings of Coast Commercial Bank is affected not only by general economic conditions but also by the monetary and fiscal policies of the United States and federal agencies, particularly the Federal Reserve. The Federal Reserve can and does implement national monetary policy, such as seeking to curb inflation and combat recession, by its open market operations in United States Government securities and by its control of the discount rates applicable to borrowings by banks from the Federal Reserve System. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits and affect the interest rates charged on loans and paid on deposits. The Federal Reserve's policies have had a significant effect on the operating results of commercial banks and are expected to continue to do so in the future. The nature and timing of any future changes in monetary policies are not predictable.

RECENT AND PROPOSED LEGISLATION

    The operations of Coast Bancorp and Coast Commercial Bank are subject to extensive regulation by federal, state, and local governmental authorities and are subject to various laws and judicial and administrative decisions imposing requirements and restrictions on part or all of their respective operations. Coast Bancorp believes that it is in substantial compliance in all material respects with applicable federal, state, and local laws, rules and regulations. Because the business of Coast Bancorp and Coast Commercial Bank is highly regulated, the laws, rules and regulations applicable to each of them are subject to regular modification and change.

    From time to time, legislation is enacted which has the effect of increasing the cost of doing business, limiting or expanding permissible activities or affecting the competitive balance between banks and other financial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the California legislature and before various bank regulatory agencies. Most recently, President Clinton signed into law the Gramm-Leach-Bliley Act. This legislation eliminates many of the barriers that have separated the insurance, securities and banking industries since the Great Depression. The federal banking agencies (the Federal Reserve, FDIC, Office of the Comptroller of the Currency) among others, are currently drafting regulations to implement the Gramm-Leach-Bliley Act. The likelihood of any major change from these regulations, and the impact such change may have on Coast Bancorp and Coast Commercial Bank is impossible to predict.

    GRAMM-LEACH-BLILEY ACT

    The Gramm-Leach-Bliley Act, signed into law on November 12, 1999, is the result of a decade of debate in the Congress regarding a fundamental reformation of the nation's financial system. The law is subdivided into seven titles, by functional area. Title I acts to facilitate affiliations among banks, insurance companies and securities firms. Title II narrows the exemptions from the securities laws previously enjoyed by banks, requires the Federal Reserve and the SEC to work together to draft rules governing certain securities activities of banks and creates a new, voluntary investment bank holding company. Title III restates the proposition that the states are the functional regulators for all insurance activities, including the insurance activities of federally-chartered banks. The law bars the states from prohibiting insurance activities by depository institutions. The law encourages the states to develop uniform or reciprocal rules for the licensing of insurance agents. Title IV prohibits the creation of additional unitary thrift holding companies. Title V imposes significant requirements on financial institutions related to the transfer of nonpublic personal information. These provisions require each institution to develop and distribute to accountholders an information disclosure policy, and requires that the policy allow customers to, and for the institution to, honor a customer's request to "opt-out" of the proposed transfer of specified nonpublic information to third parties. Title VI reforms the Federal Home Loan Bank system to allow broader access among depository institutions to the systems advance programs, and to improve the corporate governance and capital maintenance requirements for the system. Title VII addresses a multitude of issues including disclosure of ATM surcharging practices, disclosure of agreements among non-governmental entities and insured depository institutions which donate to non-governmental entities regarding donations made in connection with the Community Reinvestment Act, and disclosure by the recipient non-governmental entities of how such funds are used. Additionally, the law extends the period of time between CRA examinations of community banks.

    Coast Commercial Bank and Coast Bancorp intend to comply with all provisions of the Gramm-Leach-Bliley Act and all implementing regulations as they become effective, and Coast Commercial Bank intends to develop appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of Title V of that Act.

ACCOUNTING PRONOUNCEMENTS

    In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for all entities, which have not yet adopted the Statement, to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged.

ENVIRONMENTAL MATTERS

    We are not involved in any administrative or judicial proceedings pursuant to federal, state or local laws or regulations regarding the discharge of materials into the environment or whose purpose is to protect the environment.

EMPLOYEES

    At December 31, 1999, we employed one hundred thirty-eight (138) persons including thirty-three (33) part-time employees, four (4) executive officers and twenty-four (24) other Vice Presidents and Assistant Vice Presidents. Our employees are not currently represented by a union or covered under a collective bargaining agreement. We believe that our employee relations are excellent.

ITEM 2.  PROPERTIES

    Our administrative offices are leased on a month-to-month basis. Our branches and operations facilities are occupied under other leases which expire at various dates through 2003 and in most instances, include options to renew or extend at market rates and terms.

ITEM 3.  LEGAL PROCEEDINGS

    We are a party to routine litigation which is incidental to our business. As of December 31, 1999, there are no pending legal proceedings to which we are a party which may have a materially adverse effect upon our financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the holders of our common stock during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    A. Our Common Stock trades on The NASDAQ Stock Market-SM- under the symbol CTBP. Our Common Stock began trading on the The NASDAQ Stock Market-SM- on February 19, 1997. Prior to that time, our Common Stock was listed on the NASDAQ Bulletin Board and was the subject of limited trading. The following information has been adjusted to reflect the two-for-one stock split effective February 5, 1999.

    The prices indicated below may not necessarily represent actual transactions.

                                                               SALE PRICE OF THE
                                                                   COMPANY'S
                                                                 COMMON STOCK
                                                              -------------------
QUARTER ENDED 1999                                              HIGH       LOW
------------------                                            --------   --------
December 31.................................................   $25.00     $17.81
September 30................................................    23.50      18.50
June 30.....................................................    20.50      15.00
March 31....................................................    20.00      15.00

QUARTER ENDED 1998                                              HIGH       LOW
------------------                                            --------   --------
December 31.................................................   $19.00     $15.88
September 30................................................    23.50      18.00
June 30.....................................................    22.50      17.27
March 31....................................................    18.64      16.36

    B. As of February 23, 2000, the approximate number of registered holders of our Common Stock was 387. In addition, the approximate number of beneficial shareholders was 453.

    C. We paid a cash dividend of $0.09 per share in the first quarter of 2000, cash dividends of $0.08 per share in each quarter during 1999, and cash dividends of $0.07 per share in each quarter during 1998. A two-for-one stock split became effective February 5, 1999 and a 10% stock dividend in May 1998.

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

    Coast Bancorp's primary source of revenue is dividends from Coast Commercial Bank. The payment of dividends by the bank is subject to various legal and regulatory requirements. See Item 1 "Restrictions on Dividends and Other Distributions."

ITEM 6.  SELECTED FINANCIAL DATA

    Presented below is selected financial data for the last five years. The data has been derived from our audited consolidated financial statements.

                                                                  DECEMBER 31,
                                         --------------------------------------------------------------
                                            1999         1998         1997         1996         1995
                                         ----------   ----------   ----------   ----------   ----------
                                              (DOLLARS IN THOUSANDS, EXCEPT PER SHARE INFORMATION)
INCOME STATEMENT SUMMARY:
Net interest income....................  $   20,028   $   17,364   $   15,183   $   13,562   $   12,398
Provision for credit losses............          --          300          450          900          900
Noninterest income.....................       4,670        5,987        4,929        4,770        3,533
Noninterest expenses...................      13,372       12,482       11,006       10,538        9,862
Income before income taxes.............      11,326       10,569        8,656        6,894        5,169
Provision for income taxes.............       4,387        4,408        3,501        2,766        2,020
Net income.............................       6,939        6,161        5,155        4,128        3,149
PERIOD END:
Total loans, gross.....................     212,076      160,976      146,427      123,721      106,840
Assets.................................     370,008      324,748      261,505      236,915      207,668
Deposits...............................     300,613      280,810      201,197      185,467      164,046
Stockholders' equity...................      33,039       30,197       27,764       23,193       20,984
AVERAGES FOR PERIOD:
Total loans, gross.....................     183,035      151,374      128,974   $  115,743   $   99,842
Earning assets.........................     310,558      269,640      226,650      199,588      167,089
Assets.................................     335,235      292,227      247,378      217,369      184,643
Deposits...............................     277,711      238,832      193,260      170,290      151,340
Stockholders' equity...................      32,917       28,649       25,092       21,813       20,063
SELECTED RATIOS:
Net interest margin(1).................         6.4%         6.4%         6.7%         6.8%         7.4%
Efficiency ratio(2)....................        54.1%        53.5%        54.7%        57.5%        61.9%
Allowance for credit losses to total
  loans................................         1.8%         2.4%         2.5%         2.6%         2.3%
Return on average assets...............         2.1%         2.1%         2.1%         1.9%         1.7%
Return on beginning stockholders'
  equity...............................        23.0%        22.2%        22.2%        19.7%        17.8%
Dividend payout ratio..................        22.1%        21.4%        19.7%        21.5%        26.0%
CAPITAL RATIOS:(3)
Total risk-based capital ratio.........        14.4%        15.4%        16.7%        16.4%        16.9%
Tier 1 risk-based capital ratio........        13.2%        14.2%        15.4%        15.2%        15.7%
Tier 1 leverage ratio..................         9.8%         9.5%        10.3%         9.8%        10.2%
PER SHARE DATA:(4)
Diluted net income(5)..................  $     1.41   $     1.25   $     1.05   $     0.84   $     0.63
Book value(6)..........................  $     6.85   $     6.33   $     5.73   $     4.77   $     4.22
Cash dividends.........................  $      .32   $      .28   $      .21   $      .18   $     0.16
Weighted average diluted common shares
  outstanding..........................   4,910,374    4,936,192    4,931,392    4,919,495    5,016,627

--------------------------

(1) Net interest margin represents net interest income as a percentage of average earning assets.

(2) The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.

(3) The risk-based and leverage ratios are defined in
    Item 1--"BUSINESS--Capital Standards."

(4) All share and per share data has been adjusted to reflect stock splits and dividends

(5) Represents net income divided by the weighted average number of shares of common stock and common stock equivalents outstanding for the respective period.

(6) Represents shareholders' equity divided by the number of shares of common stock outstanding at the end of the period indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    THIS DOCUMENT MAY CONTAIN FORWARD-LOOKING STATEMENTS THAT ARE SUBJECT TO RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE INDICATED. FOR A DISCUSSION OF FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER, PLEASE SEE THE DISCUSSION CONTAINED BELOW AND IN OUR PUBLICLY AVAILABLE SECURITIES AND EXCHANGE COMMISSION FILINGS AND PRESS RELEASES.

You should read the following discussion and analysis of our financial condition and the results of our operations as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 together with our consolidated financial statements and the notes to consolidated financial statements included in this Form 10-K. This discussion should be read in conjunction with those financial statements and the related notes. Averages presented in the following tables are substantially all based upon daily average balances.

BUSINESS ORGANIZATION

    We are a California corporation organized in 1995 to act as the holding company for Coast Commercial Bank, a California state chartered bank which opened in 1982 with headquarters in Santa Cruz and branch offices in Aptos, Santa Cruz, Scotts Valley and Watsonville. During 1995 we acquired through merger all of the outstanding common stock of the bank. The merger was accounted for similar to a pooling of interests in that the historical cost basis of Coast Commercial Bank has been carried forward. We currently conduct no significant business activities other than our investment in Coast Commercial Bank. Consequently, substantially all of the our net income, assets and equity are derived from our investment in Coast Commercial Bank. On December 14, 1999 Coast Bancorp and Greater Bay Bancorp signed a definitive agreement for a merger of the two companies. See Item 1--Business.

    We engage in commercial and consumer banking, offering a range of traditional banking products and services to individuals, retailers, small and medium-sized businesses and professionals, primarily within the Santa Cruz County area.

OVERVIEW

    Net income was $6,939,000 for the year ended December 31, 1999, an increase of 13% from 1998 net income of $6,161,000. Net income reported for 1998 represented an increase of 20% from 1997 net income of $5,155,000. On a diluted per share basis, net income for 1999 was $1.41 compared with $1.25 and $1.05 for the preceding two years. The increase in net income in 1999 over 1998 was primarily the result of the increase in net interest income and a decrease in the provision for loan losses exceeding the increase in noninterest expenses and the decrease in noninterest income. The increase in net income in 1998 over 1997 was primarily the result of the increases in net interest income, a decrease in the provision for loan losses and noninterest income exceeding the increase in noninterest expenses.

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

    Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the years ended December 31, 1999, 1998, and 1997.

                   TABLE 1 COMPONENTS OF NET INTEREST INCOME

                                                                YEARS ENDED DECEMBER 31,
                            ------------------------------------------------------------------------------------------------
                                         1999                             1998                             1997
                            ------------------------------   ------------------------------   ------------------------------
                            AVERAGE               AVERAGE    AVERAGE               AVERAGE    AVERAGE               AVERAGE
                            BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE     BALANCE    INTEREST     RATE
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Assets:
Loans(1)(2)...............  $183,035   $19,403       10.6%   $151,374   $16,891      11.2%    $128,974   $14,514      11.3%
Securities:
  Taxable.................    94,148     6,244        6.6%     78,115     5,140       6.6%      68,896     4,721       6.9%
  Nontaxable(3)...........    15,251     1,165        7.6%     13,683     1,073       7.8%       5,920       501       8.5%
Federal funds sold........    18,124       885        4.9%     26,468     1,388       5.2%      22,860     1,244       5.4%
                            --------   -------               --------   -------               --------   -------
Total earning assets......   310,558    27,697        8.9%    269,640    24,492       9.1%     226,650    20,980       9.3%
Cash and due from banks...    17,022                           17,688                           16,603
Allowance for credit
  losses..................    (3,799)                          (3,716)                          (3,451)
Unearned income...........    (3,695)                          (2,771)                          (1,874)
Bank premises and
  equipment, net..........     2,235                            2,256                            2,046
Other assets..............    12,914                            9,130                            7,404
                            --------                         --------                         --------
Total assets..............  $335,235                         $292,227                         $247,378
                            ========                         ========                         ========
Interest-bearing
  liabilities:
Deposits:
  Demand..................  $ 94,879     1,619        1.7%   $ 86,809     1,715       2.0%    $ 76,638     1,557       2.0%
  Savings.................    59,002     2,153        3.6%     36,809     1,290       3.5%      29,652       950       3.2%
  Time....................    51,679     2,407        4.7%     50,531     2,584       5.1%      30,814     1,609       5.2%
                            --------   -------               --------   -------               --------   -------
Total deposits............   205,560     6,179        3.0%    174,149     5,589       3.2%     137,104     4,116       3.0%
Borrowed funds............    20,714     1,094        5.3%     21,629     1,174       5.4%      26,881     1,511       5.6%
                            --------   -------               --------   -------               --------   -------
Total interest-bearing
  liabilities.............   226,274     7,273        3.2%    195,778     6,763       3.5%     163,985     5,627       3.4%
                                       -------                          -------                          -------
Demand deposits...........    72,151                           64,683                           56,156
Other liabilities.........     3,893                            3,117                            2,145
Stockholders' equity......    32,917                           28,649                           25,092
                            --------                         --------                         --------
Total liabilities and
  stockholders' equity....  $335,235                         $292,227                         $247,378
                            ========                         ========                         ========
Net interest income and
  margin..................             $20,424        6.6%              $17,729       6.6%               $15,353       6.8%
                                       =======                          =======                          =======

--------------------------

(1) Loan fees totaling $1,556,000, $1,320,000, and $1,172,000 are included in loan interest income for 1999, 1998, and 1997, respectively.

(2) Average nonaccrual loans totaling $1,654,000, $458,000, and $229,000 are included in average loans for 1999, 1998 and 1997, respectively.

(3) Tax exempt income includes $396,000, $365,000, and $170,000 in 1999, 1998, and 1997, respectively, to adjust to a fully taxable equivalent basis using the Federal statutory rate of 34%.

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

                          TABLE 2 RATE/VOLUME ANALYSIS

                                                     1999 COMPARED TO 1998              1998 COMPARED TO 1997
                                                      INCREASE (DECREASE)                INCREASE (DECREASE)
                                                        DUE TO CHANGE IN                   DUE TO CHANGE IN
                                                --------------------------------   --------------------------------
                                                 VOLUME    RATE(1)    NET CHANGE    VOLUME    RATE(1)    NET CHANGE
                                                --------   --------   ----------   --------   --------   ----------
                                                                      (DOLLARS IN THOUSANDS)
Interest-earning assets:
Loans.........................................   $3,533    $(1,021)     $2,512      $2,521     $(144)      $2,377
Securities....................................    1,178         18       1,196         865       126          991
Federal funds sold............................     (437)       (66)       (503)        196       (52)         144
                                                 ------    -------      ------      ------     -----       ------
Total interest income.........................    4,274     (1,069)      3,205       3,582       (70)       3,512
Interest bearing deposits:
Demand........................................      159       (255)        (96)        207       (49)         158
Savings.......................................      887        (24)        863         229       111          340
Time..........................................       55       (232)       (177)      1,030       (55)         975
                                                 ------    -------      ------      ------     -----       ------
Interest expense on deposits..................    1,101       (511)        590       1,466         7        1,473
Interest expense on borrowings................      (50)       (30)        (80)       (295)      (42)        (337)
                                                 ------    -------      ------      ------     -----       ------
Total interest expense........................    1,051       (541)        510       1,171       (35)       1,136
                                                 ------    -------      ------      ------     -----       ------
Increase in net interest income...............   $3,223    $  (528)     $2,695      $2,411     $ (35)      $2,376
                                                 ======    =======      ======      ======     =====       ======

------------------------

(1) Changes attributable to the change in interest rate on the change in volume are allocated to the rate change.

    For 1999, net interest income, on a fully taxable-equivalent basis, was $20,424,000 or 6.6% of average earning assets, an increase of 15% over $17,729,000 or 6.6% of average earning assets in the comparable period in 1998. The increase in 1999 reflects higher levels of earning assets as the lower yields on earning assets were offset by the lower rates paid on interest-bearing liabilities. Net interest income in 1998, on a fully taxable-equivalent basis, was $17,729,000 or 6.6% of average earning assets, an increase of 15% over $15,353,000 or 6.8% of average earning assets in the comparable period in 1997. The increase in 1998 reflects higher levels of earning assets partially offset by lower yields on earning assets and higher rates paid on interest-bearing liabilities.

    Interest income, on a fully taxable-equivalent basis, was $27,697,000, $24,492,000, and $20,980,000 for 1999, 1998 and 1997, respectively. The increases in 1999 and 1998 resulted from the growth in average earning assets. Loan yields averaged 10.6% in 1999, 11.2% in 1998 and 11.3% in 1997.
Approximately 78% of our loans have variable interest rates indexed to the prime rate. Our average prime rate was 8.00%, 8.36%, and 8.44% in 1999, 1998, and 1997, respectively. Average earning assets were $310,558,000 for 1999, an increase of 15% over $269,640,000 in 1998, which increased 19% over $226,650,000 in 1997. The growth in average earning assets resulted from increased levels of deposits and other borrowings which were invested primarily in loans and securities.

    The increases in interest income during 1999 and 1998, on a fully taxable-equivalent basis, were partially offset by increases in interest expense. The increases were primarily due to increases in interest-bearing deposits. The average rate paid on interest bearing deposits was 3.0% in 1999, 3.2% in 1998, and 3.0% in 1997.

NONINTEREST INCOME

    Table 3 summarizes the sources of noninterest income for the periods indicated:

                           TABLE 3 NONINTEREST INCOME

                                                                 YEARS ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Customer service fees.......................................   $2,686     $2,399     $2,490
Gains from sale of loans....................................    1,019      2,365      1,249
Loan servicing fees.........................................      691        839      1,038
Gains (losses) from sale of securities......................       52         21        (10)
Other.......................................................      222        363        162
                                                               ------     ------     ------
  Total noninterest income..................................   $4,670     $5,987     $4,929
                                                               ======     ======     ======

    Customer service fees increased in 1999 as a result of fees from the bank's investment services department and higher deposit services and merchant card processing fees. The 1998 decline in customer service fees from 1997 reflects a lower volume of nonsufficient funds items and lower merchant card processing fees due to competition in attracting and retaining merchants. Gains from sale of loans decreased in 1999 as a result of lower prices received for the guaranteed portion of SBA loans sold. Lower prices were a result of faster than expected prepayments in the national market due to lower loan rates through 1998 and most of 1999. The increase in gains from sale of loans in 1998 resulted from increased SBA loan originations during 1998 and 1997. Loan servicing fees declined during 1999 and 1998 principally from an increase in the amortization of capitalized SBA servicing fees in response to the increased prepayments of the loans.

NONINTEREST EXPENSES

    The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 4 for the periods indicated.

                          TABLE 4 NONINTEREST EXPENSES

                                                                     YEARS ENDED DECEMBER 31,
                                                  ---------------------------------------------------------------
                                                         1999                  1998                  1997
                                                  -------------------   -------------------   -------------------
                                                                      (DOLLARS IN THOUSANDS)
Salaries and benefits...........................    7,390      2.38%    $ 6,507      2.41%    $ 5,692      2.51%
Occupancy.......................................    1,253       .40%      1,183       .44%        980       .43%
Equipment.......................................    1,170       .39%      1,118       .42%      1,120       .50%
Customer services...............................      673       .22%        698       .26%        462       .20%
Advertising and promotion.......................      506       .16%        689       .26%        629       .28%
Stationery and postage..........................      419       .13%        413       .15%        362       .16%
Professional services...........................      377       .12%        363       .13%        414       .18%
Data processing.................................      375       .12%        321       .12%        319       .14%
Insurance.......................................      202       .07%        212       .08%        202       .09%
Other...........................................    1,007       .32%        978       .36%        826       .37%
                                                   ------      ----     -------      ----     -------      ----
  Total noninterest expenses....................   13,372      4.31%    $12,482      4.63%    $11,006      4.86%
                                                   ======      ====     =======      ====     =======      ====

    Total noninterest expenses of $13,372,000 increased $890,000 or 7% in 1999 over $12,482,000 in 1998, which increased $1,476,000 or 13% in 1998 over
$11,006,000 in 1997.

    The 1999 increase resulted from costs associated to support the growth in total loans, deposits and assets. The 1998 increase resulted from costs associated with opening a sixth branch and other staffing increases. The decrease in noninterest expenses as a percentage of average earning assets is the result of the rate of growth in average earning assets in 1999 and 1998 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

    Our effective tax rate was 38.7% for 1999 compared to 41.7% for 1998 and 40.4% for 1997. Changes in our effective tax rate are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

    Total assets increased to $370.0 million at December 31, 1999, a 14% increase from the end of 1998. Total assets increased to $324.7 million in 1998, a 24% increase from the $261.5 million a year earlier. Based on average balances, 1999 average total assets of $335.2 million represent an increase of 15% over 1998 average total assets of $292.2 million which represent an increase of 18% over 1997.

EARNING ASSETS

LOANS

    Total gross loans at December 31, 1999 were $212.1 million, a 32% increase from $161.0 million at December 31, 1998 which was a 10% increase from $146.4 million at December 31, 1997.

    Table 5 summarizes the composition of the loan portfolio at December 31, for the past five years.

                             TABLE 5 LOANS BY TYPE

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Commercial, financial and agricultural....  $ 35,023   $ 38,874   $ 42,838   $ 35,633   $ 34,263
Real estate mortgage......................   130,438     95,360     76,101     65,208     50,580
Real estate construction..................    42,023     22,206     21,376     15,112     14,008
Installment and other.....................     4,592      4,536      6,112      7,768      7,989
                                            --------   --------   --------   --------   --------
  Total loans, gross......................  $212,076   $160,976   $146,427   $123,721   $106,840
                                            ========   ========   ========   ========   ========

    Average loans in 1999 were $183,035,000 representing an increase of $31,661,000 or 21% over $151,374,000 in 1998, which represents an increase of $22,400,000, or 17% over 1997. The 1999 and 1998 increases reflect growth in average real estate loans, which, in the opinion of management is due to improved local economic conditions.

    Commercial loans were $35,023,000 at the end of 1999 compared to $38,874,000 and $42,838,000 at the end of 1998 and 1997, respectively. We make commercial loans primarily to serve the short- to medium-term credit demands of small-to-medium sized businesses and professionals located in Santa Cruz County for lines of credit, single payment and term debt obligations. Typically, loans are collateralized by the working capital, inventory, receivables, or equipment being financed or other assets available to the borrower. Our commercial loan portfolio is diversified as to industries and types of businesses with no material industry concentrations and a profile which we believe generally reflects the economy of Santa Cruz County. Risks include those outlined in the Risk Elements section below.

    Real estate mortgage loans were $130,438,000 at December 31, 1999 compared to $95,360,000 and $76,101,000 at the end of 1998 and 1997, respectively. The increases of $35,078,000 in 1999, $19,259,000 in 1998 and $10,893,000 in 1997
resulted from the retained portion of SBA loans and additional loan demand for nonresidential real estate financing in our market area. Extensions of credit are based on an analysis of the borrower's ability to generate debt service, obtain other financing or sell the property. Advances on nonresidential properties are limited in general to approximately 70% of the lower of cost or appraised value.

    Our real estate construction loan portfolio was $42,023,000 at December 31, 1999, compared to $22,206,000 and $21,376,000 at the end of 1998 and 1997,
respectively. Construction loans represented 20% of total loans at December 31, 1999 compared to 14% and 15% in 1998 and 1997. We finance the construction of commercial and residential properties. These loans are at variable rates, generally have maturities of less than 12 months, and are secured by first deeds of trust on the underlying properties. Repayment is expected from the borrower's ability to obtain take-out financing or sell the property. Advances on residential and commercial projects are limited in general to the lower of approximately 80% and 70%, respectively, of cost or appraised value of the collateral.

    Real estate mortgage and construction lending entail potential risks which are not inherent in other types of loans. These potential risks include declines in market values of underlying real property collateral and, with respect to construction lending, delays or cost overruns which could expose us to loss. In addition, risks in commercial real estate lending include declines in commercial real estate values, general economic conditions surrounding the commercial real estate properties, and vacancy rates. A decline in the general economic conditions or real estate values within the Company's market area could have a negative impact on the performance of the loan portfolio or value of the collateral. Because we lend primarily within our market area, the real property collateral for our loans is similarly concentrated, rather than diversified over a broader geographic area. We could therefore be adversely affected by a decline in real estate values in our target market, even if real estate values elsewhere in California generally remained stable or increased. Risks also include those outlined in the Risk Elements section below.

    Installment loans were $4,592,000 compared to $4,536,000 and $6,112,000 at the end of 1999, 1998, and 1997, respectively. The installment loan portfolio finances customers' household, family and other personal expenditures on both a secured and unsecured basis. Risks include those outlined in the Risk Elements section below.

RISK ELEMENTS

    Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide amounts for probable losses, both identified and unidentified, in the loan portfolio.

    Management strives to achieve a low level of credit losses by continuing emphasis on credit quality in the loan approval process, active credit administration and regular monitoring. An important tool in achieving a high level of credit quality is the loan grading system to assess the risk inherent in each loan. Additionally, management believes our ability to manage portfolio credit risk is enhanced by lending personnel's knowledge of our service area. Our directors, senior managers and lending personnel live in the communities we serve and are active members of civic, charitable and service groups in our communities. Further, we have experienced minimal turnover of senior management since the inception of Coast Commercial Bank in 1982.

    Ultimately, credit quality may be influenced by underlying trends in economic and business cycles. Management believes that our lending policies and underwriting standards will tend to minimize losses in an economic downturn, however, there is no assurance that losses will be limited under such circumstances. Our loan policies and underwriting standards include, but are not limited to, the following: 1) maintaining a thorough understanding of our service area and limiting investments outside of this area, 2) maintaining a thorough understanding of the borrowers' knowledge and capacity in their field of expertise, 3) basing real estate construction loan approval not only on marketability of the project, but also on the borrowers' capacity to support the project financially in the event it does not sell within the original projected time period, and 4) maintaining conforming and prudent loan to value and loan to cost ratios based on independent outside appraisals and ongoing inspection and analysis by our construction lending officers. In addition, we strive to diversify the risk inherent in the construction portfolio by avoiding concentrations to individual borrowers and on any one project.

    Management regularly reviews and monitors the loan portfolio to determine the risk profile of each credit, and to identify credits whose risk profiles have changed. This review includes, but is not limited to, such factors as payment status, the financial condition of the borrower, borrower compliance with loan covenants, underlying collateral values, potential loan concentrations, and general economic conditions. When potential problem credits are identified by management, action plans for each credit are developed for our personnel to mitigate the credit risk through measures such as increased monitoring, debt reduction goals, additional collateral and possible credit restructuring opportunities.

NONACCRUAL LOANS, LOANS PAST DUE AND OREO

    The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At December 31, 1999 nonaccrual loans totaled $1,098,000 or .5% of total loans compared to $1,108,000 or .7% at December 31, 1998 and $266,000 or .2% at December 31, 1997. Nonaccrual loans at December 31, 1999 consist primarily of one commercial real estate term loan. If the nonaccrual loans at December 31, 1999 had not been on nonaccrual, $184,000 of interest income would have been realized in 1999. We realized $2,000 on these nonaccrual loans in 1999.

    Table 6 presents the composition of nonperforming assets at December 31 for the last 5 years.

                          TABLE 6 NONPERFORMING ASSETS

                                                                          DECEMBER 31,
                                                      ----------------------------------------------------
                                                        1999       1998       1997       1996       1995
                                                      --------   --------   --------   --------   --------
                                                                     (DOLLARS IN THOUSANDS)
Nonperforming Assets:
  Loans Past Due 90 Days or More and Accruing
    Interest........................................   $   --     $   --     $   --     $   50     $    3
  Nonaccrual Loans..................................    1,098      1,108        266        159        824
                                                       ------     ------     ------     ------     ------
Total Nonperforming Loans...........................    1,098      1,108        266        209        827
OREO................................................       --         --        112        551        830
                                                       ------     ------     ------     ------     ------
Total Nonperforming Assets..........................   $1,098     $1,108     $  378     $  760     $1,657
                                                       ======     ======     ======     ======     ======
Nonperforming Loans as a Percent of Total Loans.....     0.52%      0.69%      0.18%      0.17%      0.77%
OREO as a Percent of Total Assets...................       --         --       0.04%      0.23%      0.40%
Nonperforming Assets as a Percent of Total Assets...     0.30%      0.34%      0.14%      0.32%      0.80%
Allowance for Credit Losses.........................   $3,726     $3,871     $3,609     $3,158     $2,478
  As a Percent of Total Loans.......................     1.76%      2.40%      2.46%      2.55%      2.32%
  As a Percent of Nonaccrual Loans..................      339%       349%      1357%      1986%       301%
  As a Percent of Nonperforming Loans...............      339%       349%      1357%      1511%       300%

    There were no loans at December 31, 1999 where management had serious doubts about the borrower's ability to comply with loan repayment terms and which may result in disclosure as a nonaccrual, past due or restructured loan, except as disclosed in Table 6.

    For a discussion of concentrations in the loan portfolio, see Note 10 of Notes to Consolidated Financial Statements.

PROVISION AND ALLOWANCE FOR CREDIT LOSSES

    Management has established an evaluation process designed to determine the adequacy of the allowance for credit losses. This process attempts to assess the risk of loss inherent in the portfolio by segregating the allowance for credit losses into three components: "historical losses;" "specific;" and "margin for imprecision." The "historical losses" component is calculated as a function of the prior four years' loss experience for commercial, real estate and consumer loan types. The four years are assigned weightings of 35%, 30%, 20% and 15% beginning with the most recent year. The "specific" component is established by allocating a portion of the allowance to individual classified credits on the basis of specific circumstances and assessments. The "margin for imprecision" component is an unallocated portion that supplements the first two components as a margin to guard against unforeseen factors. The "historical losses" and "specific" components include management's judgment of the effect of economic conditions on the ability of our borrowers to repay; an evaluation of the allowance for credit losses in relation to the size of the overall loan portfolio; an evaluation of the composition of, and growth trends within, the loan portfolio; consideration of the relationship of the allowance for credit losses to nonperforming loans; net charge-off trends; and other factors. While this evaluation process utilizes historical and other objective information, the classification of loans and the establishment of the allowance for credit losses relies, to a great extent, on the judgment and experience of management. We evaluate the adequacy of our allowance for credit losses quarterly.

    There were no impaired loans at December 31, 1999, 1998 and 1997. Additionally, there were no impaired loans during 1999, 1998 and 1997.

    The allowance for credit losses totaled $3,726,000 or 1.8% of total loans as of December 31, 1999 compared to $3,871,000 or 2.4% of total loans as of December 31, 1998, and $3,609,000 or 2.5% as of December 31, 1997. It is the policy of management to maintain the allowance for credit losses at a level adequate for known and inherent risks in the loan portfolio. Based on information currently available to analyze loan loss potential, including economic factors, overall credit quality, historical delinquency and a history of actual charge-offs, management believes that the loan loss provision and allowance are adequate; however, no assurance of the ultimate level of credit losses can be given with any certainty. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely. An analysis of activity in the allowance for credit losses is presented in Table 7.

                      TABLE 7 ALLOWANCE FOR CREDIT LOSSES

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Total Loans Outstanding...................  $212,076   $160,976   $146,427   $123,721   $106,840
Average Total Loans.......................   183,035    151,374    128,974    115,743     99,842
Allowance for credit losses:
Balance, January 1........................  $  3,871   $  3,609   $  3,158   $  2,478   $  1,859
Charge-offs by Loan Category:
  Commercial..............................       256         79        108        256        293
  Installment and other...................         4         34         57         96        108
  Real Estate construction................        --         --         --         --
  Real Estate-term........................        --         --         --         --
                                            --------   --------   --------   --------   --------
Total Charge-Offs.........................       260        113        165        352        401
Recoveries by Loan Category:
  Commercial..............................       107         45        107         78         79
  Installment and other...................         4         30         53          9         25
  Real Estate construction................         4         --          6         45         16
  Real Estate-term........................        --         --         --         --         --
                                            --------   --------   --------   --------   --------
    Total Recoveries......................       115         75        166        132        120
Net Charge-Offs (recoveries)..............       145         38         (1)       220        281
Provision Charged to Expense..............        --        300        450        900        900
                                            --------   --------   --------   --------   --------
Balance, December 31......................  $  3,726   $  3,871   $  3,609   $  3,158   $  2,478
                                            ========   ========   ========   ========   ========
Ratios:
  Net Charge-offs to Average Loans........      0.08%      0.03%      0.00%      0.19%      0.28%
  Reserve to Total Loans..................      1.76%      2.40%      2.46%      2.55%      2.32%

    The allowance for credit losses is allocated based upon management's review of credit quality and is presented in Table 8. The actual amounts and categories where losses cccur may be significantly different than the allocations.

             TABLE 8 ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES

                                                        DECEMBER 31,
                       ------------------------------------------------------------------------------
                               1999                   1998                   1997              1996
                       ---------------------   -------------------   ---------------------   --------
                                  PERCENT OF              PERCENT               PERCENT OF
                                    TOTAL                 OF TOTAL                TOTAL
                        AMOUNT      LOANS       AMOUNT     LOANS      AMOUNT      LOANS       AMOUNT
                       --------   ----------   --------   --------   --------   ----------   --------
                                                   (DOLLARS IN THOUSANDS)
Commercial...........   $1,033        16.5%     $1,318      24.2%     $1,538        29.3%     $1,658
Real estate..........    2,517        81.3%      2,298      73.0%      1,793        66.5%      1,154
Installment and
  other..............      176         2.2%        255       2.8%        278         4.2%        346
                        ------       -----      ------     -----      ------       -----      ------
                        $3,726       100.0%     $3,871     100.0%     $3,609       100.0%     $3,158
                        ======       =====      ======     =====      ======       =====      ======

                                  DECEMBER 31,
                       ----------------------------------
                          1996              1995
                       ----------   ---------------------
                       PERCENT OF              PERCENT OF
                         TOTAL                   TOTAL
                         LOANS       AMOUNT      LOANS
                       ----------   --------   ----------
                             (DOLLARS IN THOUSANDS)
Commercial...........      28.8%     $1,338        32.1%
Real estate..........      64.9%        991        60.4%
Installment and
  other..............       6.3%        149         7.5%
                          -----      ------       -----
                          100.0%     $2,478       100.0%
                          =====      ======       =====

    The allocation for real estate includes real estate construction and real estate term loans. Management has historically not allocated the allowance for credit losses separately for real estate construction and real estate term loans.

OTHER INTEREST EARNING ASSETS

    The average balance of securities and federal funds sold increased $9,257,000 to $127,523,000 in 1999. The average balance of securities and federal funds sold totaled $118,266,000 in 1998, an increase of $20,590,000 from $97,676,000 in 1997. The 1999 and 1998 increases resulted from deploying additional liquidity in the securities portfolio. Sources of the additional liquidity were borrowed funds and the excess of the increase in average deposits over the increase in average loans. Management uses borrowed funds to increase earning assets and enhance our interest rate risk profile.

FUNDING

    Deposits represent our principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. We accept time deposits from the State of California to replace other borrowed funds. The State of California time deposit is renewable approximately every three months at a rate similar to the three month U.S. Treasury bill rate. The amount of time deposits from the State of California was $20,000,000 and $15,000,000 at December 31, 1999 and 1998. We
have never used brokered deposits. Table 9 presents the composition of deposits for the five years ended December 31, 1999.

                        TABLE 9 COMPOSITION OF DEPOSITS

                                                                DECEMBER 31,
                                            ----------------------------------------------------
                                              1999       1998       1997       1996       1995
                                            --------   --------   --------   --------   --------
                                                           (DOLLARS IN THOUSANDS)
Demand, non-interest......................  $ 83,946   $ 75,978   $ 66,812   $ 56,699   $ 49,575
Demand, interest..........................    95,871    100,707     76,123     69,305     74,944
Savings...................................    68,739     51,873     23,942     32,296     17,385
Time......................................    52,057     52,252     34,320     27,167     22,142
                                            --------   --------   --------   --------   --------
Total.....................................  $300,613   $280,810   $201,197   $185,467   $164,046
                                            ========   ========   ========   ========   ========

    Deposits increased $19,803,000 or 7% to $300,613,000 as of December 31, 1999, $79,613,000 or 40% to $280,810,000 as of December 31, 1998 and $15,730,000
or 8% to $201,197,000 as of December 31, 1997.

Average total deposits in 1999 of $277,711,000 showed an increase of $38,879,000 or 16% over the 1998 average of $238,832,000 which was an increase of $45,572,000 or 24% over 1997. During 1999, average interest-bearing deposits increased $31,411,000 and average non-interest bearing deposits increased $7,468,000 over 1998.

    Another source of funding is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize our interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell securities with repurchase at a designated future date, also known as repurchase agreements. The average balance of borrowed funds was $20,714,000 and $21,629,000 during 1999 and 1998. The weighted average interest rate for 1999 was 5.3% and for 1998 was 5.4%. The maximum amount of borrowings at any month-end during 1999 was $31,500,000. The weighted average interest rate on borrowed funds outstanding at December 31, 1999 and 1998 was 5.6% and 5.0%. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements is typically 30 to 90 days. Advances from the FHLB may vary in maturity from 1 to 10 years. We sometimes negotiate advances from the FHLB that permit the FHLB to call the advance prior to maturity. At December 31, 1999, advances callable by the FHLB totaled $15,000,000 with $5,000,000 at 4.71% callable beginning in March 2000 and $10,000,000 at 5.75% callable beginning in November 2000.

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

    We manage our liquidity by maintaining a majority of our investment portfolio in liquid investments in addition to our federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio which reflects net liquid assets as a percent of total assets. As of December 31, 1999, this ratio was 13.4%. Other key liquidity ratios are the ratios of gross loans to deposits and federal funds sold to deposits, which were 70.6% and 5.0%, respectively, as of December 31, 1999.

INTEREST RATE SENSITIVITY

    Interest rate sensitivity is a measure of the exposure of our future earnings due to changes in interest rates. If assets and liabilities do not reprice simultaneously and in equal volumes, the potential for such exposure exists. It is management's objective to achieve a modestly asset-sensitive position, such that our net interest margin increases as market interest rates rise and decreases when rates decline.

    One quantitative measure of the "mismatch" between asset and liability repricing is the interest rate sensitivity "gap". All interest-earning assets and funding sources are classified as to their expected repricing or maturity date, whichever is sooner. Within each time period, the difference between asset and liability balances, or "gap," is calculated. Positive cumulative gaps in early time periods suggest that earnings will increase if interest rates rise. Negative gaps suggest that earnings will decline when interest rates rise. Table 10 presents our gap analyses at December 31, 1999. Mortgage backed securities are reported in the period of their expected repricing based upon estimated prepayments developed from recent experience.

                       TABLE 10 INTEREST RATE SENSITIVITY

                                            NEXT DAY AND     OVER THREE      OVER ONE AND
                                            WITHIN THREE     MONTHS AND      WITHIN FIVE
                              IMMEDIATELY      MONTHS      WITHIN ONE YEAR      YEARS       OVER FIVE YEARS    TOTAL
                              -----------   ------------   ---------------   ------------   ---------------   --------
                                                               (DOLLARS IN THOUSANDS)
As of December 31, 1999
Rate Sensitive Assets:
  Federal Funds Sold........    $ 15,000      $     --         $     --         $    --         $    --       $ 15,000
Investment Securities:
  Treasury and Agency
    Obligations.............          --            --               --           7,412              --          7,412
  Mortgage-Backed
    Securities..............          --         1,732            7,373          27,762          41,623         78,490
  Municipal Securities......          --            --               --             520          14,548         15,068
  Corporate Securities......          --            --               --           7,916           6,434         14,350
  Other.....................          --            --               --              --           2,607          2,607
                                --------      --------         --------         -------         -------       --------
Total Investment
  Securities................          --         1,732            7,373          43,610          65,212        117,927
Loans Excluding Nonaccrual
  Loans.....................     164,561         2,238            4,173          24,727          15,279        210,978
                                --------      --------         --------         -------         -------       --------
Total Rate Sensitive
  Assets....................    $179,561      $  3,970         $ 11,546         $68,337         $80,491       $343,905
                                --------      --------         --------         -------         -------       --------
Rate Sensitive Liabilities:
Deposits:
  Demand and Savings........    $164,610      $     --         $     --         $    --         $    --       $164,610
  Time......................          --        36,680           13,938           1,434               5         52,057
                                --------      --------         --------         -------         -------       --------
Total Interest-bearing
  Deposits..................     164,610        36,680           13,938           1,434               5        216,667
Other Borrowings............          --        16,500               --          15,000              --         31,500
                                --------      --------         --------         -------         -------       --------
  Total Rate Sensitive
    Liabilities.............    $164,610      $ 53,180         $ 13,938         $16,434         $     5       $248,167
                                --------      --------         --------         -------         -------       --------
Gap.........................    $ 14,951      $(49,210)        $ (2,392)        $51,903         $80,486       $ 95,738
Cumulative Gap..............    $ 14,951      $(34,259)        $(36,651)        $15,252         $95,738

    Our positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of our funding sources. We maintain a positive cumulative gap in all time periods except next day and within 3 months and the over 3 months and within one year periods. Our experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime rate-based loan portfolio. Even in our negative gap time periods, rising rates tend to result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that our net interest margin, as well as net interest income, may decline correspondingly.

    Table 11 presents the contractual maturity distribution of investment securities and the weighted average yields for each range of maturities. Yields are presented on an actual basis.

                   TABLE 11 INVESTMENT MATURITY DISTRIBUTION
                               DECEMBER 31, 1999

                                                                AFTER 1                AFTER 5
                                           1 YEAR    WEIGHTED     YEAR     WEIGHTED     YEARS     WEIGHTED     MORE      WEIGHTED
                               CARRYING      OR      AVERAGE    THROUGH    AVERAGE     THROUGH    AVERAGE      THAN      AVERAGE
                                VALUE       LESS      YIELD     5 YEARS     YIELD     10 YEARS     YIELD     10 YEARS     YIELD
                               --------   --------   --------   --------   --------   ---------   --------   ---------   --------
U.S. Treasury and Agency
  Obligations................  $ 7,253                           $7,253      5.74%
Mortgage Backed Securities...   75,477      $245       5.80%                           $1,259       7.73%     $73,973      6.63%
State and Municipal
  Obligations................   14,116                              532      5.80%      3,819       4.83%       9,765      4.98%
Corporate debt securities....   13,311                                                                         13,311      7.66%
Federal Home Loan Bank
  Stock......................    2,607                                                                          2,607
                               --------     ----                 ------                ------                 -------
                               $112,764     $245                 $7,785                $5,078                 $99,656
                               ========     ====                 ======                ======                 =======

    Table 12 presents the time remaining until maturity for certificates of deposits in denominations of $100,000 or more as of December 31, 1999.

                        TABLE 12 CERTIFICATES OF DEPOSIT
                       DENOMINATIONS OF $100,000 OR MORE
                                 (IN THOUSANDS)

                                                              DECEMBER 31, 1999
                                                              -----------------
Time remaining until maturity:
Less than 3 months..........................................       $31,708
3 months to 6 months........................................         5,100
6 months to 12 months.......................................         3,190
More than 12 months.........................................           375
                                                                   -------
    Total...................................................       $40,373
                                                                   =======

    Loan maturities for commercial and real estate construction loans at December 31, 1999, are presented in Table 13.

                            TABLE 13 LOAN MATURITIES

                                                     AFTER ONE
                                                     BUT WITHIN    AFTER
                                        WITHIN ONE      FIVE        FIVE
                                           YEAR        YEARS       YEARS      TOTAL
                                        ----------   ----------   --------   --------
                                                   (DOLLARS IN THOUSANDS)
Commercial............................   $20,599      $ 9,095      $5,329    $35,023
Real estate construction..............    40,962        1,061          --     42,023
                                         -------      -------      ------    -------
    Total.............................   $61,561      $10,156      $5,329    $77,046
                                         =======      =======      ======    =======

    Commercial loans at December 31, 1999 maturing after one year are comprised of fixed rate and variable rate loans as shown below:

                                                 AFTER ONE
                                                 BUT WITHIN     AFTER
                                                 FIVE YEARS   FIVE YEARS    TOTAL
                                                 ----------   ----------   --------
                                                       (DOLLARS IN THOUSANDS)
Fixed rate.....................................    $  240       $  379     $   619
Variable rate..................................     8,855        4,950      13,805
                                                   ------       ------     -------
                                                   $9,095       $5,329     $14,424
                                                   ======       ======     =======

CAPITAL RESOURCES

    Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that we are in compliance with all regulatory capital guidelines. Our primary source of new capital has been the retention of earnings. Stockholders' equity was $33,039,000 at December 31, 1999, an increase of $2,842,000, or 9% from $30,197,000 at December 31, 1998.
This increase was due to 1999 earnings of $6,939,000 and proceeds related to stock option exercises of $773,000, offset by cash distributions of $1,534,000 and a decrease in the net after-tax unrealized gain on securities available-for-sale of $3,336,000. We do not have any material commitments for capital expenditures as of December 31, 1999.

    We pay a quarterly cash dividend on our common stock as part of efforts to enhance stockholder value. Our goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which grows commensurate with earnings growth.

    During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 145,837 of the outstanding shares, or approximately 3%, in order to enhance long term stockholder value. As of December 31, 1998, 145,500 shares had been acquired for a total purchase price of $2,781,000. No shares were repurchased in 1999.

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

    The federal regulatory authorities have established minimum capital leverage ratio guidelines for state banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

    Our risk-based and leverage capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of December 31, 1999, 1998 and 1997. Table 14 summarizes our capital ratios:

                            TABLE 14 CAPITAL RATIOS

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1999       1998       1997
                                                              --------   --------   --------
Consolidated:
    Total risk-based capital ratio..........................    14.4%      15.4%      16.7%
    Tier 1 risk-based capital ratio.........................    13.2%      14.2%      15.4%
    Tier 1 leverage ratio...................................     9.8%       9.5%      10.3%
Coast Commercial Bank:
    Total risk-based capital ratio..........................    13.8%      14.8%      15.1%
    Tier 1 risk-based capital ratio.........................    12.5%      13.6%      13.9%
    Tier 1 leverage ratio...................................     9.4%       9.3%       9.3%

For additional information on our capital levels and ratios, see Note 13 of Notes to Consolidated Financial Statements.

EFFECTS OF INFLATION

    The impact of inflation on a financial institution differs significantly from that exerted on manufacturing, or other commercial concerns, primarily because its assets and liabilities are largely monetary. In general, inflation primarily affects us indirectly through its effect of increasing market rates of interest. However, our earnings are affected by the spread between the yield on earning assets and rates paid on interest-bearing liabilities rather than the absolute level of interest rates. Additionally, there may be some upward pressure on our operating expenses, such as adjustments in salaries and benefits and occupancy expense, based upon consumer price indices. In the opinion of management, inflation has not had a material effect on the consolidated financial statements for the years ended December 31, 1999, 1998 and 1997. Changes in interest rates are highly sensitive to many factors which are beyond the control of management. Changes in interest rates will influence the growth of loans, investments and deposits, as well as the rates charged on loans and paid on deposits. The nature, timing and impact of future changes in interest rates or monetary and fiscal policies are not predictable.

YEAR 2000

    Coast Bancorp previously recognized the material nature of the business issues surrounding computer processing of dates into and beyond the Year 2000 and began taking corrective action as required pursuant to the interagency statements issued by the Federal Financial Institutions Examination Council. Management believes Coast Bancorp and Coast Commercial Bank have completed all of the activities within their control to ensure that Coast Bancorp's and Coast Commercial Bank's systems are Year 2000 compliant.

    Coast Bancorp's Year 2000 readiness costs were approximately $400,000. Coast Bancorp does not currently expect to apply any further funds to address Year 2000 issues.

    Neither Coast Bancorp nor Coast Commercial Bank have experienced any material disruptions of their internal computer systems or software applications due to the start of the Year 2000 nor have they experienced any problems with the computer systems or software applications of their third party vendors, suppliers or service providers. Coast Bancorp will continue to monitor these third parties to determine the impact, if any, on the business of Coast Bancorp and Coast Commercial Bank and the actions either must take, if any, in the event of non-compliance by any of these third parties. Based upon Coast Bancorp's assessment of compliance by third parties, there does not appear to be any material business risk posed by any such non-compliance.

    Although Coast Bancorp's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks, including risks due to the fact that the Year 2000 is a leap year. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to Coast Bancorp and Coast Commercial Bank. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of Coast Bancorp and Coast Commercial Bank will not have a material adverse impact on Coast Bancorp or Coast Commercial Bank.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The information under Item 7 of this Report under the Caption "Interest Rate Sensitivity" is incorporated herein by reference.

    Our profitability is dependent to a large extent upon our net interest income, which is the difference between our interest income on earning assets, such as loans and securities, and our interest expense on interest-bearing liabilities, such as deposits and borrowings. We, like other financial institutions, are subject to interest rate risk to the degree that our interest-earning assets reprice differently than our interest-bearing liabilities. We manage our mix of assets and liabilities with the goals of limiting our exposure to interest rate risk, maintaining adequate liquidity, and coordinating our sources and uses of funds. Specific strategies have included increasing the volume of fixed rate securities funded in part by borrowings such as repurchase agreements.

    We seek to control our interest rate risk exposure in a manner that will allow for adequate levels of earnings and capital over a range of possible interest rate environments. We have adopted formal policies and practices to monitor and manage interest rate risk exposure. As part of this effort, we use the market value of portfolio equity (MVPE) methodology to gauge interest rate risk exposure.

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

    The following table, as of December 31, 1999 and 1998, is an analysis of our interest rate risk as measured by changes in MVPE for instantaneous and sustained parallel shifts of 200 basis points in market interest rates.

                                                                    ESTIMATED CHANGE IN MVPE
                                                         -----------------------------------------------
                                                                  1999                     1998
BASIS POINT (BP)                                         ----------------------   ----------------------
CHANGE IN RATES                                            AMOUNT         %         AMOUNT         %
----------------                                         -----------   --------   -----------   --------
+ 200..................................................  $(2,116,000)    (4.3)    $ 2,453,000      6.1
0......................................................           --        0              --        0
-200...................................................  $   510,000      1.0     $(7,208,000)   (17.8)

    The above table illustrates, for example, that an instantaneous 200 basis point increase in market interest rates at December 31, 1999 would reduce our MVPE by approximately $2.1 million at that date.

    Management believes the MVPE methodology overcomes three shortcomings of the typical maturity gap methodology. First, it does not use arbitrary repricing intervals and accounts for all expected future cash flows, weighting each by its appropriate discount factor. Second, because the MVPE method projects cash flows of each financial instrument under different interest-rate environments, it can incorporate the effect of embedded options on an institution's interest rate risk exposure. Third, it allows interest rates on different instruments to change by varying amounts in response to a change in market interest rates, resulting in more accurate estimates of cash flows.

    However, as with any method of gauging interest rate risk, there are certain shortcomings inherent to the MVPE methodology. The model assumes interest rate changes are instantaneous parallel shifts in the yield curve. In reality, rate changes are rarely instantaneous. The use of the simplifying assumption that short-term and long-term rates change by the same degree may also misstate historic rate patterns, which rarely show parallel yield curve shifts. Further, the model assumes that certain assets and liabilities of similar maturity or period to repricing will react the same to changes in rates. In reality, certain types of financial instruments may react in advance of changes in market rates, while the reaction of other types of financial instruments may lag behind the change in general market rates. Additionally, the MVPE methodology may not reflect the full impact of annual and lifetime restrictions on changes in rates for certain assets, such as adjustable-rate mortgages. When interests rates change, actual loan prepayments and actual early withdrawals from certificates of deposit may deviate significantly from assumptions used in the model. Finally, this methodology does not measure or reflect the impact that higher rates may have on variable or adjustable-rate loan customers' ability to service their debt. All of these factors are to be considered in monitoring our exposure to interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Our audited consolidated financial statements as of December 31, 1999 and 1998 and for the three years ended December 31, 1999 appear on pages 32 thru 51.

                                 COAST BANCORP

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  1999           1998
                                                              ------------   ------------
                                         ASSETS
Cash and due from banks.....................................  $ 18,295,000   $ 23,084,000
Federal funds sold..........................................    15,000,000     29,000,000
                                                              ------------   ------------
    Total cash and equivalents..............................    33,295,000     52,084,000

Securities:
  Available-for-sale, at fair value.........................   112,764,000    106,960,000

Loans:
  Commercial................................................    35,023,000     38,874,000
  Real estate--term.........................................   130,438,000     95,360,000
  Real estate--construction.................................    42,023,000     22,206,000
  Installment and other.....................................     4,592,000      4,536,000
                                                              ------------   ------------
    Total loans.............................................   212,076,000    160,976,000
  Unearned income...........................................    (3,764,000)    (3,272,000)
  Allowance for credit losses...............................    (3,726,000)    (3,871,000)
                                                              ------------   ------------

Net loans...................................................   204,586,000    153,833,000
Bank premises and equipment--net............................     1,994,000      2,408,000
Other real estate owned.....................................            --             --
Accrued interest receivable and other assets................    17,369,000      9,463,000
                                                              ------------   ------------
      TOTAL ASSETS..........................................  $370,008,000   $324,748,000
                                                              ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
  Noninterest-bearing demand................................  $ 83,946,000   $ 75,978,000
  Interest-bearing demand...................................    95,871,000    100,707,000
  Savings...................................................    68,739,000     51,873,000
  Time......................................................    52,057,000     52,252,000
                                                              ------------   ------------
    Total deposits..........................................   300,613,000    280,810,000
Other borrowings............................................    31,500,000     10,416,000
Accrued expenses and other liabilities......................     4,856,000      3,325,000
                                                              ------------   ------------
      Total liabilities.....................................   336,969,000    294,551,000

Commitments and contingencies...............................

STOCKHOLDERS' EQUITY:
Preferred stock--no par value; 10,000,000 shares authorized;
  no shares issued..........................................            --             --
Common stock--no par value; 40,000,000 shares authorized;
  shares outstanding: 4,820,778 in 1999 and 4,768,678 in
  1998......................................................    21,462,000     20,689,000
Accumulated other comprehensive income (loss)...............    (3,019,000)       317,000
Retained earnings...........................................    14,596,000      9,191,000
                                                              ------------   ------------
  Total stockholders' equity................................    33,039,000     30,197,000
                                                              ------------   ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY............  $370,008,000   $324,748,000
                                                              ============   ============

See notes to consolidated financial statements

                                 COAST BANCORP

                         CONSOLIDATED INCOME STATEMENTS

                                                               YEARS ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           1999          1998          1997
                                                        -----------   -----------   -----------
Interest income:
  Loans, including fees...............................  $19,403,000   $16,891,000   $14,514,000
  Securities:
    Taxable...........................................    6,244,000     5,140,000     4,721,000
    Nontaxable........................................      769,000       708,000       331,000
  Federal funds sold..................................      885,000     1,388,000     1,244,000
                                                        -----------   -----------   -----------
Total interest income.................................   27,301,000    24,127,000    20,810,000
Interest expense:
  Deposits............................................    6,179,000     5,589,000     4,116,000
  Other borrowings....................................    1,094,000     1,174,000     1,511,000
                                                        -----------   -----------   -----------
Total interest expense................................    7,273,000     6,763,000     5,627,000
                                                        -----------   -----------   -----------
Net interest income...................................   20,028,000    17,364,000    15,183,000
Provision for credit losses...........................           --       300,000       450,000
                                                        -----------   -----------   -----------
Net interest income after provision for credit
  losses..............................................   20,028,000    17,064,000    14,733,000
Noninterest income:
  Customer service fees...............................    2,686,000     2,399,000     2,490,000
  Gains from sale of loans............................    1,019,000     2,365,000     1,249,000
  Loan servicing fees.................................      691,000       839,000     1,038,000
  Gains (losses) from sale of securities..............       52,000        21,000       (10,000)
  Other...............................................      222,000       363,000       162,000
                                                        -----------   -----------   -----------
Total noninterest income..............................    4,670,000     5,987,000     4,929,000
Noninterest expenses:
  Salaries and benefits...............................    7,390,000     6,507,000     5,692,000
  Occupancy...........................................    1,253,000     1,183,000       980,000
  Equipment...........................................    1,170,000     1,118,000     1,120,000
  Customer services...................................      673,000       698,000       462,000
  Advertising and promotion...........................      506,000       689,000       629,000
  Stationery and postage..............................      419,000       413,000       362,000
  Professional services...............................      377,000       363,000       414,000
  Data processing.....................................      375,000       321,000       319,000
  Insurance...........................................      202,000       212,000       202,000
  Other...............................................    1,007,000       978,000       826,000
                                                        -----------   -----------   -----------
Total noninterest expenses............................   13,372,000    12,482,000    11,006,000
                                                        -----------   -----------   -----------
Income before income taxes............................   11,326,000    10,569,000     8,656,000
Provision for income taxes............................    4,387,000     4,408,000     3,501,000
                                                        -----------   -----------   -----------
Net income............................................  $ 6,939,000   $ 6,161,000   $ 5,155,000
                                                        ===========   ===========   ===========
Net income per share:
Basic.................................................  $      1.45   $      1.28   $      1.06
                                                        ===========   ===========   ===========
Diluted...............................................  $      1.41   $      1.25   $      1.05
                                                        ===========   ===========   ===========

See notes to consolidated financial statements

                                 COAST BANCORP

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

                                                                                     ACCUMULATED
                                              COMMON STOCK                              OTHER                          TOTAL
                                         -----------------------   COMPREHENSIVE    COMPREHENSIVE     RETAINED     STOCKHOLDERS'
                                          SHARES       AMOUNT          INCOME       INCOME (LOSS)     EARNINGS        EQUITY
                                         ---------   -----------   --------------   --------------   -----------   -------------
Balances, January 1, 1997..............  4,419,318   $11,041,000    $ 3,786,000      $   130,000     $12,022,000    $23,193,000
                                                                    ===========
Cash dividends paid....................                                                               (1,017,000)    (1,017,000)
Net increase in value of
  available-for-sale securities, net of
  tax of $400,000......................                             $   563,000          563,000                        563,000
Repurchase of common stock.............    (12,000)      (30,000)                                       (100,000)      (130,000)
Net income.............................                               5,155,000                        5,155,000      5,155,000
                                         ---------   -----------    -----------      -----------     -----------    -----------
Balances, December 31, 1997............  4,407,318    11,011,000    $ 5,718,000          693,000      16,060,000     27,764,000
                                                                    ===========
10% stock dividend.....................    437,540     9,516,000                                      (9,516,000)            --
Cash paid in-lieu of fractional
  shares...............................                                                                   (7,000)        (7,000)
Cash dividends paid....................                                                               (1,317,000)    (1,317,000)
Net decrease in value of
  available-for-sale securities, net of
  tax of $272,000......................                             $  (376,000)        (376,000)                      (376,000)
Exercise of stock options..............     52,520       338,000                                                        338,000
Income tax benefit from stock options
  exercised............................                  285,000                                                        285,000
Repurchase of common stock.............   (128,700)     (461,000)                                     (2,190,000)    (2,651,000)
Net income.............................                               6,161,000                        6,161,000      6,161,000
                                         ---------   -----------    -----------      -----------     -----------    -----------
Balances, December 31, 1998............  4,768,678   $20,689,000    $ 5,785,000      $   317,000     $ 9,191,000    $30,197,000
                                                                    ===========
Cash dividends paid....................                                                               (1,534,000)    (1,534,000)
Net decrease in value of
  available-for-sale securities, net of
  tax of $2,348,000....................                             $(3,336,000)      (3,336,000)                    (3,336,000)
Exercise of stock options..............     52,100       629,000                                                        629,000
Income tax benefit from stock options
  exercised............................                  144,000                                                        144,000
Net income.............................                               6,939,000                        6,939,000      6,939,000
                                         ---------   -----------    -----------      -----------     -----------    -----------
Balances, December 31, 1999............  4,820,778   $21,462,000    $ 3,603,000      $(3,019,000)    $14,596,000    $33,039,000
                                         =========   ===========    ===========      ===========     ===========    ===========

See notes to consolidated financial statements

                                 COAST BANCORP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                          1999           1998           1997
                                                      ------------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..........................................  $  6,939,000   $  6,161,000   $  5,155,000
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Provision for credit losses.......................            --        300,000        450,000
  Depreciation and amortization.....................      (912,000)      (179,000)       (39,000)
  (Gains) losses on securities transactions.........       (52,000)       (21,000)        10,000
  Deferred income taxes.............................       321,000         43,000       (257,000)
  Proceeds from loan sales..........................    74,420,000     82,869,000     48,255,000
  Origination of loans held for sale................   (74,514,000)   (84,432,000)   (52,827,000)
  Effect of changes in:
    Accrued interest receivable and other assets....    (5,879,000)    (1,788,000)    (1,265,000)
    Accrued expenses and other liabilities..........     1,531,000        851,000     (1,173,000)
    Unearned income.................................     2,305,000      2,025,000      1,783,000
                                                      ------------   ------------   ------------
Net cash provided by operating activities...........     4,159,000      5,829,000         92,000
                                                      ------------   ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities
  available-for-sale................................     4,775,000     27,927,000      5,552,000
Proceeds from maturities of securities..............    28,036,000     21,574,000     15,291,000
Purchases of securities available-for-sale..........   (44,412,000)   (77,006,000)   (29,236,000)
Net increase in loans...............................   (51,151,000)   (13,293,000)   (18,133,000)
Purchases of bank premises and equipment............      (322,000)      (921,000)      (750,000)
Proceeds from sale of other real estate owned.......            --        514,000             --
                                                      ------------   ------------   ------------
Net cash used in investing activities...............   (63,074,000)   (41,205,000)   (27,276,000)
                                                      ------------   ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in deposits............................    19,803,000     79,613,000     15,730,000
Net proceeds from other borrowings..................    21,084,000    (19,654,000)     5,462,000
Payment of cash dividends...........................    (1,534,000)    (1,317,000)    (1,017,000)
Payment of cash in-lieu of fractional shares........            --         (7,000)            --
Exercise of stock options...........................       773,000        623,000             --
Repurchase of common stock..........................            --     (2,651,000)      (130,000)
                                                      ------------   ------------   ------------
Net cash provided by financing activities...........    40,126,000     56,607,000     20,045,000
                                                      ------------   ------------   ------------
Net increase (decrease) in cash and equivalents.....   (18,789,000)    21,231,000     (7,139,000)
Cash and equivalents, beginning of year.............    52,084,000     30,853,000     37,992,000
                                                      ------------   ------------   ------------
Cash and equivalents, end of year...................  $ 33,295,000   $ 52,084,000   $ 30,853,000
                                                      ============   ============   ============

SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING
  THE YEAR FOR:
Interest............................................  $  7,294,000   $  6,593,000   $  5,362,000
Income taxes........................................  $  3,661,000   $  4,334,000      3,675,000
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned................  $         --   $         --   $         --

See notes to consolidated financial statements

                                 COAST BANCORP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

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

    On December 14, 1999 the Company and Greater Bay Bancorp, the parent of Cupertino National Bank, Mid-Peninsula Bank, Peninsula Bank of Commerce, Golden Gate Bank, Bay Area Bank, Bay Bank of Commerce and Mt. Diablo National Bank, signed a definitive agreement for a merger of the two companies. The agreement provides for the Company's shareholders to receive shares of Greater Bay Bancorp stock, based on the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, in a tax-free exchange to be accounted for as a pooling of interests. Assuming the price of Greater Bay's stock as of December 31, 1999 equaled the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, Coast Bancorp's shareholders would receive approximately 3,072,000 shares of Greater Bay Bancorp stock. The transaction is expected to be completed in the second quarter of 2000 subject to approval of the transaction by the Company's and Greater Bay's shareholders and receipt of regulatory approvals.

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

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    SECURITIES--At the time of purchase, investments in debt and equity securities are classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. All other investments in debt and equity securities are classified as available-for-sale, which are carried at market value with a corresponding recognition of the unrealized holding gain or loss, net of income taxes, as a net amount within accumulated other comprehensive income, which is a separate component of stockholders' equity, until realized.

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

    ALLOWANCE FOR CREDIT LOSSES--The Company maintains an allowance for credit losses to absorb losses inherent in existing loans and commitments to extend credit. The allowance is based on quarterly evaluations of collectibility and prior loan loss experience. The evaluations take into consideration factors such as specific problem graded loans, impaired loans, and local economic conditions that may affect the borrowers' ability to pay. The allowance is increased by a provision for credit losses, which is charged to current period operating results, and decreased by the amount of chargeoffs, net of recoveries. Loans are charged against the allowance when management believes that the collectibility of the principal is unlikely.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The allowance also incorporates the results of measuring impaired loans by adjusting an allocation of the existing allowance for credit losses.

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

    ACCRUED INTEREST RECEIVABLE AND OTHER ASSETS--Accrued interest receivable and other assets includes the cash surrender value of single premium insurance policies of $7,064,000 and $2,455,000 at December 31, 1999 and 1998,
respectively.

    ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND LIABILITIES--The Company accounts for the transfer and servicing of financial assets based on the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. Servicing assets are measured at fair value and amortized over the period of net servicing income and are assessed for impairment on an ongoing basis. Any servicing assets in excess of the contractually specified servicing fees are measured at fair value as an interest-only strip receivable and treated as similar to an available-for-sale security. Servicing assets, net of any required valuation allowance, and interest-only strip receivables are included in other assets.

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

    NET INCOME PER SHARE--Basic net income per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted net income per share reflects potential dilution from outstanding stock options, using the treasury stock method. There was no difference in the net income used in the calculation of basic and diluted net income per share for 1999, 1998 and 1997. The

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1. ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) number of weighted average shares used in computing basic and diluted net income per share are as follows:

                                                  YEARS ENDED DECEMBER 31,
                                              ---------------------------------
                                                1999        1998        1997
                                              ---------   ---------   ---------
Basic.......................................  4,791,973   4,803,016   4,852,758
Dilutive effect of stock options, using the
  treasury stock method.....................    118,401     133,176      78,634
                                              ---------   ---------   ---------
Diluted.....................................  4,910,374   4,936,192   4,931,392
                                              =========   =========   =========

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

    SEGMENT REPORTING-- Coast Bancorp's only operating unit is Coast Commercial Bank, a commercial bank, which offers banking products to customers located in Santa Cruz and surrounding counties of Northern California. Accordingly, management evaluates the Company's performance as a whole and does not allocate resources based on the performance of different lending or transaction activities and the Company operates as one business segment.

    RECLASSIFICATIONS--Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation. These reclassifications had no impact on stockholders' equity or net income.

    NEW ACCOUNTING PRONOUNCEMENTS--In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This statement defers the effective date of Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" for all entities, which have not yet adopted the Statement, to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000, with earlier application encouraged.

2. RESTRICTED CASH BALANCES

    The Company, through its bank subsidiary, is required to maintain reserves with the Federal Reserve Bank of San Francisco. Reserve requirements are based on a percentage of certain deposits. At December 31, 1999 the Company maintained reserves of $1,479,000 in the form of vault cash and balances at the Federal Reserve which satisfied the regulatory requirements.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. SECURITIES

    The amortized cost and estimated fair values of securities at December 31, are as follows:

                                                            GROSS         GROSS
                                            AMORTIZED     UNREALIZED   UNREALIZED    ESTIMATED FAIR
                                               COST          GAIN         LOSS           VALUE
                                           ------------   ----------   -----------   --------------
DECEMBER 31, 1999
Available-for-sale:
  U.S. Treasury and agency securities....  $  7,412,000   $       --   $  (159,000)   $  7,253,000
  Mortgage-backed securities.............    78,490,000       94,000    (3,107,000)     75,477,000
  State and municipal obligations........    15,068,000       30,000      (982,000)     14,116,000
  Corporate debt securities..............    14,350,000           --    (1,039,000)     13,311,000
Federal Home Loan Bank capital stock.....     2,607,000           --            --       2,607,000
                                           ------------   ----------   -----------    ------------
Total....................................  $117,927,000   $  124,000   $(5,287,000)   $112,764,000
                                           ============   ==========   ===========    ============

DECEMBER 31, 1998
Available-for-sale:
  U.S. Treasury and agency securities....  $ 18,092,000   $   27,000   $   (27,000)   $ 18,092,000
  Mortgage-backed securities.............    57,781,000      712,000       (66,000)     58,427,000
  State and municipal obligations........    14,457,000      342,000            --      14,799,000
  Corporate debt securities..............    14,606,000       50,000      (517,000)     14,139,000
Federal Home Loan Bank capital stock.....     1,503,000           --            --       1,503,000
                                           ------------   ----------   -----------    ------------
Total....................................  $106,439,000   $1,131,000   $  (610,000)   $106,960,000
                                           ============   ==========   ===========    ============

    The amortized cost and estimated fair value of debt securities at December 31, 1999, by contractual maturity, are presented below. Mortgage-backed securities generally have stated maturities from 5 to 30 years, but are subject to substantial prepayments which effectively accelerate maturities.

                                                       AVAILABLE-FOR-SALE
                                                   ---------------------------
                                                                   ESTIMATED
                                                    AMORTIZED        MARKET
                                                       COST          VALUE
                                                   ------------   ------------
DECEMBER 31, 1999
U.S. Treasury and agency, state and municipal and
  corporate debt securities:
Due within one year..............................  $         --   $         --
Due after 1 year through 5 years.................     7,932,000      7,785,000
Due after 5 years through 10 years...............     3,807,000      3,819,000
Due after 10 years...............................    25,091,000     23,076,000
                                                   ------------   ------------
                                                     36,830,000     34,680,000
Mortgage-backed securities.......................    78,490,000     75,477,000
                                                   ------------   ------------
Total............................................  $115,320,000   $110,157,000
                                                   ============   ============

    Gross realized gains and gross realized losses from sales of securities available-for-sale were $61,000 and $9,000 in 1999, $73,000 and $52,000 in 1998,
and $43,000 and $53,000 in 1997.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

3. SECURITIES (CONTINUED)
    At December 31, 1999, investment securities with a carrying value of $77,299,000 were pledged to collateralize public deposits and for other purposes as required by law or contract.

4. ALLOWANCE FOR CREDIT LOSSES

    Changes in the allowance for credit losses are as follows:

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Balance, beginning of year...............  $3,871,000   $3,609,000   $3,158,000
Provision charged to expense.............          --      300,000      450,000
Loans charged off........................    (260,000)    (113,000)    (165,000)
Recoveries...............................     115,000       75,000      166,000
                                           ----------   ----------   ----------
Balance, end of year.....................  $3,726,000   $3,871,000   $3,609,000
                                           ==========   ==========   ==========

    Nonaccrual loans were $1,098,000, $1,108,000, and $266,000 at December 31,
1999, 1998, and 1997, respectively. If interest on nonaccrual loans had been accrued, such income would have approximated $184,000 in 1999, $124,000 in 1998 and $24,000 in 1997. Interest income of $2,000 in 1999, $74,000 in 1998 and
$18,000 in 1997 was recorded when it was received on nonaccrual loans.

    There were no impaired loans at December 31, 1999, 1998, and 1997 or during 1999, 1998 and 1997.

5. LOAN SALES AND SERVICING

    Sales of SBA loans totaled $18,214,000, $25,601,000, and $13,431,000 in
1999, 1998, and 1997. SBA loans serviced for other investors were $83,320,000 and $89,114,000 at December 31, 1999 and 1998. Sales of residential mortgage loans totaled $56,206,000, $57,268,000, and $34,824,000 in 1999, 1998, and 1997.
Residential mortgage loans serviced for other investors were $35,144,000 and $38,078,000 at December 31, 1999 and 1998.

    SBA loans held for sale were $11,218,000 and $6,349,000 at December 31, 1999 and 1998. Mortgage loans held by the Company pending completion of their sale to the FHLMC or other investors were $2,804,000 and $9,242,000 at December 31, 1999 and 1998. The Company does not anticipate any loss on the sale of SBA loans. Loans held for or pending completion of sale are included in loans in the consolidated balance sheets. SBA loans are carried at cost, which is lower than market value while mortgage loans are carried at the lower of cost or market value.

    At December 31, 1999 the balance of servicing assets generated by the sale of loans was $1,043,000, which approximates market value. Interest-only strip receivables were recorded at $907,000 including an unrealized gain of $34,000. These assets represent the servicing spread generated from the sold guaranteed portions of SBA loans. Servicing income from these loans was $691,000, $839,000 and $1,038,000 in 1999, 1998 and 1997. Amortization of the related assets for these same periods was $430,000, $267,000 and $27,000. In recording the initial value of the servicing assets and interest-only strip receivable, the Company uses estimates which are made based on expectations of future prepayment rates and other considerations. If actual prepayments with respect to sold loans occur more quickly than projected the carrying value of the servicing assets may have to be adjusted through a charge to earnings. A decrease in

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

5. LOAN SALES AND SERVICING (CONTINUED)

the value of the interest-only strip receivable would also be expected. There was no valuation allowance at December 31, 1999, 1998 and 1997.

6. BANK PREMISES AND EQUIPMENT

    Bank premises and equipment at December 31 are comprised of the following:

                                                          1999         1998
                                                       ----------   ----------
Buildings and leasehold improvements.................   2,556,000    2,550,000
Furniture and equipment..............................   5,441,000    6,007,000
                                                       ----------   ----------
Total................................................   7,997,000    8,557,000
Accumulated depreciation and amortization............  (6,003,000)  (6,149,000)
                                                       ----------   ----------
Bank premises and equipment-net......................   1,994,000    2,408,000
                                                       ==========   ==========

    Depreciation expense totaled $736,000, $754,000 and $838,000 in 1999, 1998 and 1997.

    Certain of the Company's premises are leased under various noncancelable operating leases expiring in 2003 which have, in certain instances, renewal options. Future minimum lease payments are as follows:

2000........................................................  $  749,000
2001........................................................     510,000
2002........................................................     226,000
2003........................................................      20,000
                                                              ----------
Total.......................................................  $1,505,000
                                                              ==========

    Rent expense under operating leases was $815,000, $787,000 and $652,000 in 1999, 1998 and 1997, respectively.

7. INCOME TAXES

    The provision for income taxes consists of the following:

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
Current:
  Federal................................  $3,475,000   $3,271,000   $2,832,000
  State..................................   1,233,000    1,094,000      926,000
                                           ----------   ----------   ----------
    Total current........................   4,708,000    4,365,000    3,758,000
Deferred:
  Federal................................    (247,000)      41,000     (228,000)
  State..................................     (74,000)       2,000      (29,000)
                                           ----------   ----------   ----------
    Total deferred.......................    (321,000)      43,000     (257,000)
                                           ----------   ----------   ----------
    Total................................  $4,387,000   $4,408,000   $3,501,000
                                           ==========   ==========   ==========

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

7. INCOME TAXES (CONTINUED)
    The effective tax rate differs from the federal statutory rate as follows:

                                                                     YEARS ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1999       1998       1997
                                                            --------   --------   --------
Statutory federal income tax rate.........................    35.0%      35.0%      35.0%
State income taxes, net of federal tax effect.............     6.8        6.8        6.8
Tax exempt income.........................................    (2.2)      (2.0)      (1.2)
Other-net.................................................    (0.9)       1.9       (0.2)
                                                              ----       ----       ----
Total.....................................................    38.7%      41.7%      40.4%
                                                              ====       ====       ====

    The Company's net deferred tax assets at December 31, are comprised of the following:

                                                          1999         1998
                                                       ----------   ----------
Deferred tax assets:
  Provision for credit losses........................  $1,520,000   $1,538,000
  Deferred compensation..............................     685,000      529,000
  Accelerated depreciation...........................     372,000      402,000
  State income tax...................................     217,000      191,000
  Mark-to-market adjustment..........................     158,000       90,000
  Unrealized losses on securities available-for
    sale.............................................   2,111,000           --
  Other..............................................     139,000        8,000
                                                       ----------   ----------
    Total deferred tax assets........................   5,202,000    2,758,000
Deferred tax liabilities:
  Real estate investment.............................    (253,000)    (269,000)
  Unrealized gains on securities available-for
    sale.............................................          --     (222,000)
  FHLB dividends.....................................    (115,000)     (87,000)
                                                       ----------   ----------
    Total deferred tax liabilities...................    (368,000)    (578,000)
                                                       ----------   ----------
    Net deferred tax assets..........................  $4,834,000   $2,180,000
                                                       ==========   ==========

    There was no valuation allowance at December 31, 1999 and 1998.

8. DEPOSITS

    The aggregate amount of time deposits each with a minimum denomination of $100,000 or more was $40,373,000 and $36,199,000 at December 31, 1999 and 1998,
respectively. Included in time deposits at December 31, 1999 is a $20,000,000 deposit of public funds due within three months. Securities were delivered to a safekeeping agent to collateralize the deposit (See Note 3).

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

8. DEPOSITS (CONTINUED)
    At December 31, 1999, the scheduled maturities of time deposits are as follows:

2000........................................................   $50,618,000
2001........................................................     1,386,000
2002........................................................        53,000
                                                               -----------
                                                               $52,057,000
                                                               ===========

9. OTHER BORROWINGS

    Other borrowings consist of the following:

                                                        1999          1998
                                                     -----------   -----------
Advances from the Federal Home Loan Bank of San
  Francisco........................................  $15,000,000   $10,000,000
Securities sold under agreements to repurchase.....   15,000,000            --
Treasury, tax and loan note........................    1,500,000       416,000
                                                     -----------   -----------
                                                     $31,500,000   $10,416,000
                                                     ===========   ===========

    Information concerning securities sold under agreements to repurchase is summarized as follows:

                                                        1999          1998
                                                     -----------   -----------
Average balance during the year....................  $ 6,370,000   $11,975,000
Average interest rate during the year..............          5.4%          5.7%
Maximum month-end balance during the year..........  $15,000,000   $22,800,000
Average rate at December 31........................          5.8%           --

    The Bank also receives advances from the FHLB payable at maturity in 5 years, callable at the option of the FHLB beginning one year after funding the advance. A $5,000,000 advance may be called beginning in March 2000 and a $10,000,000 advance may be called beginning in November 2000. The weighted average interest rate on the callable advances outstanding at December 31, 1999 was 5.4%. The securities sold under agreements to repurchase at December 31, 1999 mature within three months.

    Mortgage-backed securities were delivered to the broker-dealers who arranged the transactions to secure the advances and securities sold under agreements to repurchase (See Note 3).

    In order to receive advances and sell securities under agreements to repurchase from the FHLB, the Bank is required to own capital stock of the FHLB (See Note 3).

10. COMMITMENTS AND CONTINGENT LIABILITIES

    In the normal course of business, there are outstanding various commitments and contingent liabilities which are not reflected in the consolidated financial statements. The Company does not anticipate losses as a result of these commitments. Undisbursed loan commitments totaled $86,523,000 and $73,724,000 at

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

10. COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)
December 31, 1999 and 1998. Standby letters of credit were $5,541,000 and $4,652,000 at December 31, 1999 and 1998. The Company's exposure to credit loss is limited to amounts funded or drawn.

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

11. LOAN CONCENTRATIONS

    The Bank's customers are primarily located in Santa Cruz, Monterey and San Benito counties, an area on the California coast south of San Francisco. Commercial loans represent 16% of total loans at December 31, 1999, with no particular industry representing a significant portion. Approximately 20% of the Company's loans at December 31, 1999 are for real estate construction including single family residential and commercial properties. Other real estate secured loans, primarily for commercial properties, represent another 62% of loans at December 31, 1999. Installment and other loans, primarily automobile and mobile home loans, represent the remainder of loans. Many of the Company's customers are employed by or are otherwise dependent on the tourism, high technology, agriculture and real estate development industries and, accordingly, the ability of any of the Company's borrowers to repay loans may be affected by the performance of these sectors of the economy. Virtually all loans are collateralized. Generally, real estate loans are secured by real property and commercial and other loans are secured by bank deposits or business or personal assets. Repayment is generally expected from refinancing or sale of the related property for real estate construction loans and from cash flows of the borrower for other loans.

12. RELATED PARTY LOANS

    The Bank may make loans to directors and their associates subject to approval by the Board of Directors. These transactions are at terms and rates comparable to those granted to other customers of the Company. Loans to related parties were $429,000 and $223,000 at December 31, 1999 and 1998, respectively. During 1999, new loans to these related parties were $274,000 and repayments were $68,000.

13. REGULATORY MATTERS

    The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

13. REGULATORY MATTERS (CONTINUED)
regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 1999 and 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    Actual capital amounts and ratios are as follows:

                                                                                              TO BE CATEGORIZED AS
                                                                                                      WELL
                                                                                               CAPITALIZED UNDER
                                                                         MINIMUM FOR                 PROMPT
                                                                       CAPITAL ADEQUACY        CORRECTIVE ACTION
                                                   ACTUAL                 PURPOSES:               PROVISIONS:
                                           ----------------------   ----------------------   ----------------------
                                             AMOUNT       RATIO       AMOUNT       RATIO       AMOUNT       RATIO
                                           -----------   --------   -----------   --------   -----------   --------
THE COMPANY:
As of December 31, 1999:
Total Capital (to Risk Weighted
  Assets)................................  $39,401,000     14.4%    $21,825,000     8.0%             n/a      n/a
Tier I Capital (to Risk Weighted
  Assets)................................  $35,987,000     13.2%    $10,913,000     4.0%             n/a      n/a
Tier I Capital (to Average Assets).......  $35,987,000      9.8%    $14,632,000     4.0%             n/a      n/a

As of December 31, 1998:
Total Capital (to Risk Weighted
  Assets)................................  $32,529,000     15.4%    $16,856,000     8.0%             n/a      n/a
Tier I Capital (to Risk Weighted
  Assets)................................  $29,880,000     14.2%    $ 8,428,000     4.0%             n/a      n/a
Tier I Capital (to Average Assets).......  $29,880,000      9.5%    $12,574,000     4.0%             n/a      n/a

THE BANK:
As of December 31, 1999:
Total Capital (to Risk Weighted
  Assets)................................  $37,426,000     13.8%    $21,771,000     8.0%     $27,213,000     10.0%
Tier I Capital (to Risk Weighted
  Assets)................................  $34,020,000     12.5%    $10,885,000     4.0%     $16,328,000      6.0%
Tier I Capital (to Average Assets).......  $34,020,000      9.4%    $14,538,000     4.0%     $18,172,000      5.0%

As of December 31, 1998:
Total Capital (to Risk Weighted
  Assets)................................  $31,198,000     14.8%    $16,856,000     8.0%     $21,069,000     10.0%
Tier I Capital (to Risk Weighted
  Assets)................................  $28,549,000     13.6%    $ 8,428,000     4.0%     $12,642,000      6.0%
Tier I Capital (to Average Assets).......  $28,549,000      9.1%    $12,574,000     4.0%     $15,717,000      5.0%

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. EMPLOYEE BENEFIT PLANS

    The Company has a 401(k) tax-deferred savings plan under which eligible employees may elect to have a portion of their salary deferred and contributed to the plan. The Company is not obligated to, but may contribute to the plan. In 1999 and 1998, the Company matched each employee's contribution up to $1,000, an increase from $500 in 1997, aggregating $101,000 in 1999, $90,000 in 1998 and
$42,000 in 1997. Participants may elect several investment options.

    Substantially all employees with at least 1,000 hours of service are covered by a discretionary employee stock ownership plan (ESOP). The Company's contribution to the ESOP was $120,000 in 1997. No contribution was made during 1999 and 1998.

    The Bank established a profit sharing plan for eligible employees during 1998. Distributions under the profit sharing plan are tied to the Bank's net income. The Bank accrued $191,000 in 1999 and $180,000 in 1998 for profit sharing distributions.

    The Bank has an unfunded salary continuation plan for selected officers which provides for retirement benefits upon reaching age 62. The Bank accrues such post-retirement benefits over the estimated service period. In the event of termination following a change in control of the Company, the officers' benefits will fully vest. The Bank accrued $242,000, $61,000, and $72,000 in 1999, 1998, and 1997, respectively. The liability under the salary continuation plan was $717,000 and $474,000 at December 31, 1999 and 1998, respectively. The discount rate used to measure the liability was 7.00% and 7.05% at December 31, 1999 and 1998, respectively.

    The Bank has a deferred compensation plan whereby certain directors defer their fees until age 65 or 70. Amounts deferred accrue interest at a rate determined annually by the Board of Directors (5.9% and 6.7% for 1999 and 1998, respectively). Accumulated benefits are paid over 8 to 13 years. Total deferred director fees at December 31, 1999 and 1998 were $810,000 and $705,000, respectively.

    Under the 1995 stock option plan (Plan) the Company may grant options to purchase up to 880,000 shares of common stock to employees, directors and consultants at prices not less than the fair market value at date of grant. Employee options generally expire 5 to 10 years from the date of grant and vest over a 5-year period. Under the Plan non-employee directors of the Company are automatically granted options to purchase 4,400 shares of common stock at the fair market value at the date of grant each year that such person remains a director of the Company. Options granted under the Plan to non-employee directors are exercisable after 6 months and expire 5 years from the date of grant. The maximum number of shares which may be issued to an individual non-employee director under the Plan is 22,000.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. EMPLOYEE BENEFIT PLANS (CONTINUED)
    Option activity under the plan is as follows:

                                                            YEARS ENDED DECEMBER 31,
                           ------------------------------------------------------------------------------------------
                                       1999                           1998                           1997
                           ----------------------------   ----------------------------   ----------------------------
                           NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE   NUMBER OF   WEIGHTED-AVERAGE
                            SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE     SHARES      EXERCISE PRICE
                           ---------   ----------------   ---------   ----------------   ---------   ----------------
Options outstanding,
  beginning of year......   311,960         $10.98         268,400         $7.84          171,600         $6.15
Granted..................    39,600          17.70          96,800         17.12           96,800         10.83
Exercised................   (52,100)         12.07         (53,240)         6.34               --
                            -------                        -------                        -------
Options outstanding, end
  of year................   299,460          11.67         311,960         10.98          268,400          7.84
                            =======                        =======                        =======
Options exercisable, end
  of year................   154,260          11.11         127,160         10.05          114,400          6.98
                            =======                        =======                        =======

    The weighted-average fair value of options granted was $6.73 during 1999, $8.47 during 1998 and $6.79 during 1997.

    Additional information regarding options outstanding as of December 31, 1999 is as follows:

                                         OPTIONS OUTSTANDING
                        ------------------------------------------------------        OPTIONS EXERCISABLE
                                        WEIGHTED AVERAGE                         ------------------------------
      RANGE OF            NUMBER      REMAINING CONTRACTUAL   WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
   EXERCISE PRICES      OUTSTANDING        LIFE (YRS)          EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ---------------------   ----------------   -----------   ----------------
   $   4.66                 4,400                0.1               $ 4.66            4,400          $ 4.66
       6.48               103,660                5.9                 6.48           59,660            6.48
  10.17--$11.14            79,200                6.4                10.98           39,600           10.82
  17.10--$17.84           112,200                6.8                17.24           50,600           17.37
                          -------                                                  -------
                          299,460                                   11.67          154,260           11.11
                          =======                                                  =======

    At December 31, 1999, 475,200 shares were available for future grants under the option plan.

    As discussed in Note 1, the Company continues to account for its stock-based awards using the intrinsic value method in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related interpretations. Accordingly, no compensation expense has been recognized in the financial statements for employee stock arrangements.

    SFAS No. 123, "Accounting for Stock-Based Compensation," requires the disclosure of pro forma net income and earnings per share had the Company adopted the fair value method as of the beginning of fiscal 1995. Under
SFAS 123, the fair value of stock-based awards to employees is calculated through the use of option pricing models, even though such models were developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which significantly differ from the Company's stock option awards. These models also require subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The Company's calculations were made using the Black-Scholes option pricing model with the following weighted average

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

14. EMPLOYEE BENEFIT PLANS (CONTINUED)
assumptions: expected life following grant, 73 months in 1999, 100 months in 1998, and 101 months in 1997; stock volatility, 50% in 1999, 1998 and 1997; risk free interest rates, 4.98% in 1999, 5.54% in 1998, and 6.55% in 1997; and 24%
dividends during the expected term. The Company's calculations are based on a single option valuation approach and forfeitures are recognized as they occur. If the computed fair values of the stock option awards had been amortized to expense over the vesting period of the awards, pro forma net income would have been as follows:

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Proforma net income......................................  $6,636,000   $5,872,000   $4,978,000
Proforma net income per share:
  Basic..................................................  $     1.38   $     1.22   $     1.13
  Diluted................................................  $     1.35   $     1.19   $     1.11

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS

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

    The following table presents the carrying amount and estimated fair value of certain assets and liabilities held by the Company at December 31, 1998 and 1997. The carrying amounts reported in the consolidated balance sheets approximate fair value for the following financial instruments: cash and due from banks, federal funds sold, cash surrender value of life insurance and demand and savings deposits. See Note 3 for a summary of the estimated fair value of securities.

                                                   1999                          1998
                                        ---------------------------   ---------------------------
                                          CARRYING      ESTIMATED       CARRYING      ESTIMATED
                                           AMOUNT       FAIR VALUE       AMOUNT       FAIR VALUE
                                        ------------   ------------   ------------   ------------
Loans, net............................  $204,586,000   $204,112,000   $153,833,000   $152,382,000
Time deposits.........................  $ 52,057,000   $ 52,050,000   $ 52,252,000   $ 52,261,000
Other borrowings......................  $ 31,500,000   $ 31,381,000   $ 10,416,000   $ 10,475,000

    The following methods and assumptions were used by the Company in computing the estimated fair values in the above table:

    LOANS, NET--The fair value of variable rate loans is the carrying value as these loans are regularly adjusted to market rates. The fair value of fixed rate loans is estimated by discounting the future cash flows using current rates at which similar loans would be made to borrowers with similar credit ratings for the same remaining maturities. The fair value calculations are adjusted by the allowance for credit losses.

    TIME DEPOSITS--The fair value of fixed rate time deposits was estimated by discounting the cash flows using rates currently offered for deposits of similar remaining maturities.

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

15. DISCLOSURE OF FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)
    OTHER BORROWINGS--The fair value of fixed rate other borrowings was estimated by discounting the cash flows using rates currently offered for these types of borrowings of similar remaining maturities.

    UNUSED COMMITMENTS TO EXTEND CREDIT--The fair value of letters of credit and standby letters of credit is not significant.

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

    The condensed financial statements of Coast Bancorp (parent company only) follow:

                                                           DECEMBER 31,
                                                     -------------------------
                                                        1999          1998
                                                     -----------   -----------
CONDENSED BALANCE SHEET
Cash...............................................  $ 1,238,000   $ 1,295,000
Investment in Coast Commercial Bank................   31,072,000    28,866,000
Other assets.......................................      752,000        61,000
                                                     -----------   -----------
  Total............................................  $33,062,000   $30,222,000
                                                     ===========   ===========
Liabilities........................................  $    23,000   $    25,000
Stockholders' equity...............................   33,039,000    30,197,000
                                                     -----------   -----------
  Total............................................  $33,062,000   $30,222,000
                                                     ===========   ===========

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
CONDENSED STATEMENTS OF INCOME AND
  COMPREHENSIVE INCOME
Interest income..........................  $   32,000   $   52,000   $   85,000
General and administrative expenses......     (93,000)    (105,000)    (154,000)
                                           ----------   ----------   ----------
Loss before equity in net income of Coast
  Commercial Bank........................     (61,000)     (53,000)     (69,000)
Equity in net income of Coast Commercial
  Bank:
  Dividends received.....................   1,580,000    2,340,000    1,048,000
  Equity in net income greater than
    dividends received...................   5,399,000    3,858,000    4,155,000
Income tax benefit.......................      21,000       16,000       21,000
                                           ----------   ----------   ----------
Net income...............................  $6,939,000   $6,161,000   $5,155,000
Net change in accumulated other
  comprehensive income...................  (3,336,000)    (376,000)     563,000
                                           ----------   ----------   ----------
Comprehensive income.....................  $3,603,000   $5,785,000   $5,718,000
                                           ==========   ==========   ==========

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income...............................  $6,939,000   $6,161,000   $5,155,000
Reconciliation of net income to net cash
  provided by operations:
  Undistributed equity in net income.....  (5,399,000)  (2,340,000)  (4,155,000)
  Other assets and liabilities...........    (692,000)     (14,000)     (40,000)
                                           ----------   ----------   ----------
Net cash provided by operating
  activities.............................     848,000    2,289,000      960,000
Cash flows from financing activities:
Cash dividends paid......................  (1,534,000)  (1,317,000)  (1,017,000)
Cash paid in-lieu of fractional shares...          --       (7,000)          --
Exercise of stock options................     629,000      338,000           --
Repurchase of common stock...............          --   (2,651,000)    (130,000)
                                           ----------   ----------   ----------
Net cash used in financing activities....    (905,000)  (3,637,000)  (1,147,000)
                                           ----------   ----------   ----------
Net decrease in cash.....................     (57,000)  (1,348,000)    (187,000)
Cash, beginning of period................   1,295,000    2,643,000    2,830,000
                                           ----------   ----------   ----------
Cash, end of period......................  $1,238,000   $1,295,000   $2,643,000
                                           ==========   ==========   ==========

    A principal source of cash for the Company is dividends from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of the Company's regulatory agencies to the lesser of retained earnings or the net income of the Company for its last three fiscal years, less any distributions during those years, subject to capital adequacy requirements. At December 31, 1999, the Company has approximately $14,412,000 available for payment of dividends which would not require the prior approval of the banking regulators under this limitation.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of

Coast Bancorp:

    We have audited the accompanying consolidated balance sheets of Coast Bancorp and its subsidiary as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Coast Bancorp and its subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended
December 31, 1999 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

San Jose, California

January 21, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning our directors and executive officers is included under the headings "Election of Directors" and "Compliance with Section 16(a) of the Exchange Act" in the definitive proxy statement for the Company's 2000 Annual Meeting of Shareholders to be filed pursuant to Regulation 14A (Proxy Statement), which is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is included under the heading "Indebtedness of Management and Other Transactions" in the Proxy Statement, which is incorporated herein by reference.

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

    (b) Reports on Form 8-K.

    The Company filed a Current Report on Form 8-K dated December 17, 1999 which reported, under Item 5 Other Events, that the Company had entered into an Agreement and Plan of Reorganization with Greater Bay Bancorp dated as of December 14, 1999 providing for the merger of the Company with and into Greater Bay Bancorp. No financial statements were filed with the Current Report. Except for the foregoing, no reports on Form 8-K were filed by the Company during the quarter ended December 31, 1999.

                                 EXHIBIT INDEX

       EXHIBIT
         NO.                                      EXHIBIT
       -------          ------------------------------------------------------------
 2.1                    Plan of Reorganization and Merger Agreement dated March 7,
                        1995 by and between CoastCommercial, Coast Merger
                        Corporation and Coast Bancorp.(1)
 2.2                    Agreement and Plan of Reorganization by and between Greater
                        Bay Bancorp and Coast Bancorp dated December 14, 1999.(6)
 3.1                    Articles of Incorporation of Coast Bancorp as amended to
                        date.(2)
 3.2                    Bylaws of Coast Bancorp.(1)
 4                      Not applicable
 9                      Not applicable
 10.1                   Salary Continuation Agreement dated September 19, 1992 by
                        and between Coast Commercial Bank and Harvey J.
                        Nickelson.(1)
 10.2                   Salary Continuation Agreement dated September 19, 1992 by
                        and between Coast Commercial Bank and David V. Heald.(1)
 10.3                   Lease by and between Friend, Friend and Friend and Coast
                        Commercial Bank dated November, 1986, for 720 Front Street,
                        Santa Cruz, California.(1)
 10.4                   Lease by and between Green Valley Corporation and Coast
                        Commercial Bank dated July 12, 1988, for 740 Front Street,
                        Santa Cruz, California.(1)
 10.5                   Lease by and between Heffernan Family Trust and Coast
                        Commercial Bank dated June 21, 1989, for 1975 Soquel Drive,
                        Santa Cruz, California.(1)
 10.6                   Lease by and between Martin N. Boone and Robin Sherman and
                        Coast Commercial Bank dated July 16, 1986, for 7775 Soquel
                        Drive, Aptos, California.(1)
 10.7                   Lease by and between Scott Valley Partners and Coast
                        Commercial Bank dated November 6,1991, for 203A Mt. Hermon
                        Road, Scotts Valley.(1)
 10.8                   Lease by and between Jay Paul and Coast Commercial Bank
                        dated December 1, 1989, for 1055 S. Green Valley Road,
                        Watsonville.(1)
 10.9                   Lease by and between Dubois Office Plaza and Coast
                        Commercial Bank dated January 23, 1993, for 140 Dubois
                        Street, Santa Cruz.(1)
 10.10                  Coast Commercial Bank Employee Stock Ownership Plan.(1)
 10.11                  Coast Bancorp 1995 Amended and Restated Stock Option
                        Plan.(7)
 10.12                  Deferred Compensation Agreement with Richard E. Alderson
                        dated November 2, 1992.(1)
 10.13                  Deferred Compensation Agreement with Douglas D. Austin Dated
                        November 2, 1992.(1)
 10.14                  Deferred Compensation Agreement with Bud W. Cummings Dated
                        November 2, 1992.(1)
 10.15                  Deferred Compensation Agreement with Ronald M. Israel Dated
                        November 2, 1992.(1)
 10.16                  Deferred Compensation Agreement with Malcolm D. Moore Dated
                        November 2, 1992.(1)
 10.17                  Deferred Compensation Agreement with Gus J.F. Norton Dated
                        November 2, 1992.(1)
 10.18                  Deferred Compensation Agreement with James C. Thompson Dated
                        November 2, 1992.(1)
 10.19                  Amended and Restated Deferred Compensation Agreement with
                        Richard Alderson dated May 21, 1997.(3)
 10.20                  Amended and Restated Deferred Compensation Agreement with
                        Douglas D. Austin dated May 21, 1997.(3)

       EXHIBIT
         NO.                                      EXHIBIT
       -------          ------------------------------------------------------------
 10.21                  Amended and Restated Deferred Compensation Agreement with
                        John Burroughs dated May 21, 1997.(3)
 10.22                  Amended and Restated Deferred Compensation Agreement with
                        Bud W. Cummings dated May 21, 1997.(3)
 10.23                  Amended and Restated Deferred Compensation Agreement with
                        Ronald M. Israel dated May 21, 1997(3)
 10.24                  Amended and Restated Deferred Compensation Agreement with
                        Malcolm D. Moore dated May 21, 1997(3)
 10.25                  Amended and Restated Deferred Compensation Agreement with
                        Gus J. F. Norton dated May 21, 1997(3)
 10.26                  Amended and Restated Deferred Compensation Agreement with
                        James C. Thompson dated May 21, 1997(3)
 10.27                  Employment Agreement between Coast Bancorp, Coast Commercial
                        Bank and Harvey J. Nickelson dated June 21, 1999(4)
 10.28                  Amendment No. 1 to Employment Agreement between Coast
                        Bancorp, Coast Commercial Bank and Harvey J. Nickelson dated
                        December 14, 1999
 10.29                  Consulting Agreement by and between Coast Bancorp, Coast
                        Commercial Bank and Harvey J. Nickelson dated July 22,
                        1999(5)
 10.30                  Amended and Restated Salary Continuation Agreement by and
                        between Coast Bancorp, Coast Commercial Bank and Harvey J.
                        Nickelson dated July 23, 1999(5)
 10.31                  Amended and Restated Salary Continuation Agreement by and
                        between Coast Bancorp, Coast Commercial Bank and David V.
                        Heald dated July 23, 1999(5)
 10.32                  Executive Salary Continuation Agreement by and between Coast
                        Bancorp, Coast Commercial Bank and Sandra Anderson dated
                        July 23, 1999(5)
 10.33                  Executive Salary Continuation Agreement by and between Coast
                        Bancorp, Coast Commercial Bank and Terry A. Chandler dated
                        July 23, 1999(5)
 10.34                  Executive Salary Continuation Agreement by and between Coast
                        Bancorp, Coast Commercial Bank and Richard Hofstetter dated
                        July 23, 1999(5)
 10.35                  Executive Salary Continuation Agreement by and between Coast
                        Bancorp, Coast Commercial Bank and Bruce H. Kendall dated
                        July 23, 1999(5)
 10.36                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        Harvey J. Nickelson(5)
 10.37                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        David V. Heald(5)
 10.38                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        Sandra Anderson(5)
 10.39                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        Terry A. Chandler(5)
 10.40                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        Richard Hofstetter(5)
 10.41                  Life Insurance Endorsement Method Split Dollar Plan
                        Agreement between Coast Bancorp, Coast Commercial Bank and
                        Bruce H. Kendall(5)
 10.42                  Stock Option Agreement by and between Coast Bancorp and
                        Greater Bay Bancorp dated December 14, 1999.(6)
 11                     Not applicable
 12                     Not applicable
 18                     Not applicable
 21                     Subsidiaries

       EXHIBIT
         NO.                                      EXHIBIT
       -------          ------------------------------------------------------------
 22                     Not applicable
 23                     Consent of Deloitte & Touche L.L.P.
 27                     Financial Data Schedule

------------------------

(1) Filed as exhibits to the Company's Registration Statement on Form 10 dated October 1, 1996, which is incorporated herein by this reference.

(2) Filed as Exhibit 3.1 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999, which is incorporated herein by this reference.

(3) Filed as exhibits to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1997, which is incorporated herein by this reference.

(4) Filed as Exhibit 10.19 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999, which is incorporated herein by this reference.

(5) Filed as exhibits 10.20 through 10.32 to the Company's Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999, which is incorporated herein by this reference.

(6) Filed as Exhibits 2 and 10.1 to the Company's Current Report on Form 8-K dated December 17, 1999, which is incorporated herein by this reference.

(7) Filed as Exhibit 4 to the Company's Registration Statement on Form S-8, Registration No. 333-26205, filed April 30, 1997, which is incorporated herein by this reference.

                 EXECUTIVE COMPENSATION PLANS AND ARRANGEMENTS

1. Salary Continuation Agreement dated September 19, 1992 by and between Coast Commercial Bank and Harvey J. Nickelson -Form 10 dated October 1, 1996,
    Exhibit 10.1.

2. Salary Continuation Agreement dated September 19, 1992 by and between Coast Commercial Bank and David V. Heald-Form 10 dated October 1, 1996,
    Exhibit 10.2.

3. Coast Commercial Bank Employee Stock Ownership Plan-Form 10 dated October 1, 1996, Exhibit 10.10

4. Coast Bancorp 1995 Amended and Restated Stock Option Plan-Form S-8 Registration No. 333-26205 dated April 30, 1997, Exhibit 4.

5. Deferred Compensation Agreement with Richard E. Alderson dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.12.

6. Deferred Compensation Agreement with Douglas D. Austin Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.13.

7. Deferred Compensation Agreement with Bud W. Cummings Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.14.

8. Deferred Compensation Agreement with Ronald M. Israel Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.15.

9. Deferred Compensation Agreement with Malcolm D. Moore Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.16.

10. Deferred Compensation Agreement with Gus J.F. Norton Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.17.

11. Deferred Compensation Agreement with James C. Thompson Dated November 2, 1992-Form 10 dated October 1, 1996, Exhibit 10.18.

12. Amended and Restated Deferred Compensation Agreement with Richard Alderson dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.19.

13. Amended and Restated Deferred Compensation Agreement with Douglas D. Austin dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.20.

14. Amended and Restated Deferred Compensation Agreement with John Burroughs dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.21.

15. Amended and Restated Deferred Compensation Agreement with Bud W. Cummings dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.22.

16. Amended and Restated Deferred Compensation Agreement with Ronald M. Israel dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.23.

17. Amended and Restated Deferred Compensation Agreement with Malcolm D. Moore dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.24.

18. Amended and Restated Deferred Compensation Agreement with Gus J. F. Norton dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.25.

19. Amended and Restated Deferred Compensation Agreement with James C. Thompson dated May 21, 1997-Form 10-Q for the Quarter Ended June 30, 1997, Exhibit 10.26.

20. Employment Agreement between Coast Bancorp, Coast Commercial Bank and Harvey
    J. Nickelson dated June 21, 1999-Form 10-Q for the Quarter Ended June 30, 1999, Exhibit 10.19.

21. Amendment No. 1 to Employment Agreement between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson dated December 14, 1999-Form 10-K for the Year Ended December 31, 1999, Exhibit 10.28.

22. Consulting Agreement by and between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson dated July 22, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.20.

23. Amended and Restated Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.21.

24. Amended and Restated Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and David V. Heald dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.22.

25. Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and Sandra Anderson dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.23.

26. Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and Terry A. Chandler dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.24.

27. Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and Richard Hofstetter dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.25.

28. Executive Salary Continuation Agreement by and between Coast Bancorp, Coast Commercial Bank and Bruce H. Kendall dated July 23, 1999-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.26.

29. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and Harvey J. Nickelson-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.27.

30. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and David V. Heald-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.28.

31. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and Sandra Anderson-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.29.

32. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and Terry A. Chandler-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.30.

33. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and Richard Hofstetter-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.31.

34. Life Insurance Endorsement Method Split Dollar Plan Agreement between Coast Bancorp, Coast Commercial Bank and Bruce H. Kendall-Form 10-Q for the Quarter Ended September 30, 1999, Exhibit 10.32.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly issued this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       COAST BANCORP

                                                       Date: February 16, 2000
                                                       By:            /s/ HARVEY J. NICKELSON
                                                              ---------------------------------------
                                                                        Harvey J. Nickelson
                                                               PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ DOUGLAS D. AUSTIN
     -------------------------------------------       Director                      February 16, 2000
                  Douglas D. Austin

                /s/ JOHN C. BURROUGHS
     -------------------------------------------       Director                      February 16, 2000
                  John C. Burroughs

                 /s/ BUD W. CUMMINGS
     -------------------------------------------       Director                      February 16, 2000
                   Bud W. Cummings

     -------------------------------------------       Director                      February 16, 2000
                  Ronald M. Israel

                                                       Senior Vice President and
                /s/ BRUCE H. KENDALL                     Chief Financial Officer
     -------------------------------------------         (Principal Financial and    February 16, 2000
                  Bruce H. Kendall                       Accounting Officer)

               /s/ HARVEY J. NICKELSON
     -------------------------------------------       President, Chief Executive    February 16, 2000
                 Harvey J. Nickelson                     Officer and Director

                 /s/ GUS J.F. NORTON
     -------------------------------------------       Director                      February 16, 2000
                   Gus J.F. Norton

                      SIGNATURE                                   TITLE                    DATE
                      ---------                                   -----                    ----
                /s/ JAMES C. THOMPSON
     -------------------------------------------       Chairman of the Board of      February 16, 2000
                  James C. Thompson                      Directors