Form 10-K/A
period 1999-12-31
COAST BANCORP
filed 2000-04-06
CIK 1021006

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-K/A

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

       Registrant's telephone number, including area code (831) 458-4500
                           --------------------------

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I

ITEM 1.   BUSINESS....................................................      3

ITEM 2.   PROPERTIES..................................................     12

ITEM 3.   LEGAL PROCEEDINGS...........................................     12

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........     12

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS.......................................     13

ITEM 6.   SELECTED FINANCIAL DATA.....................................     14

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS.................................     15

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
            RISK......................................................     30

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     31

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE..................................     53

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..........     53

ITEM 11.  EXECUTIVE COMPENSATION......................................     54

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT................................................     58

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     60

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K..................................................     60

INDEX TO EXHIBITS.....................................................     61

SIGNATURES............................................................     66

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

                                                                 YEARS ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              1999         1998         1997
                                                           ----------   ----------   ----------
Proforma net income......................................  $6,636,000   $5,872,000   $4,978,000
Proforma net income per share:
  Basic..................................................  $     1.38   $     1.22   $     1.03
  Diluted................................................  $     1.35   $     1.19   $     1.01

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
                                           ==========   ==========   ==========

                                 COAST BANCORP

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

16. PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (CONTINUED)

                                                 YEARS ENDED DECEMBER 31,
                                           ------------------------------------
                                              1999         1998         1997
                                           ----------   ----------   ----------
CONDENSED STATEMENT OF CASH FLOWS
Cash flows from operating activities:
Net income...............................  $6,939,000   $6,161,000   $5,155,000
Reconciliation of net income to net cash
  provided by operations:
  Undistributed equity in net income.....  (5,399,000)  (3,858,000)  (4,155,000)
  Other assets and liabilities...........    (692,000)     (14,000)     (40,000)
                                           ----------   ----------   ----------
Net cash provided by operating
  activities.............................     848,000    2,289,000      960,000
Cash flows from financing activities:
Cash dividends paid......................  (1,534,000)  (1,317,000)  (1,017,000)
Cash paid in-lieu of fractional shares...          --       (7,000)          --
Exercise of stock options................     629,000      338,000           --
Repurchase of common stock...............          --   (2,651,000)    (130,000)
                                           ----------   ----------   ----------
Net cash used in financing activities....    (905,000)  (3,637,000)  (1,147,000)
                                           ----------   ----------   ----------
Net decrease in cash.....................     (57,000)  (1,348,000)    (187,000)
Cash, beginning of period................   1,295,000    2,643,000    2,830,000
                                           ----------   ----------   ----------
Cash, end of period......................  $1,238,000   $1,295,000   $2,643,000
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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

INFORMATION ABOUT DIRECTORS

    The following table sets forth certain information with respect to the directors of the Company.

                                                                                                       DIRECTOR SINCE
NAME                            AGE          PRINCIPAL OCCUPATION         RELATIONSHIP WITH COMPANY    (COMPANY/BANK)
----                          --------   -----------------------------  -----------------------------  ---------------
Richard E. Alderson(1)......     61      Private investor               Director                          1995/1993

Douglas D. Austin...........     59      President, Austin Insurance    Director                          1995/1982
                                           Agency, Inc.

John C. Burroughs...........     55      Vice President, Investment     Director and Vice President       1995/1982
                                           Services Department, Coast
                                           Commercial Bank

Bud W. Cummings.............     68      Retired in 1986 as proprietor  Director                          1995/1982
                                         of the Santa Cruz Coin
                                           Exchange

Ronald M. Israel, M. D......     63      Private investor               Director                          1995/1982

Harvey J. Nickelson.........     56      President, Chief Executive     President, Chief Executive        1995/1982
                                           Officer and Director of        Officer and Director
                                           Coast Bancorp and Coast
                                           Commercial Bank

Gus J.F. Norton.............     59      Broker of record and partner   Director                          1995/1982
                                         in Sun Properties, a real
                                           estate sales and
                                           development association

James C. Thompson...........     60      Partner, Comstock, Thompson,   Chairman of the Board             1995/1982
                                           Kontz and Brenner law firm

------------------------------

(1) Mr. Alderson resigned as a director of the Company and the Bank in February, 2000.

EXECUTIVE OFFICERS

    The following table sets forth certain information with respect to the executive officers of Coast Bancorp. Each of the executive officers has served as an executive officer of the Company for at least five years.

                                                                                                    OFFICER SINCE
NAME                        AGE              PRINCIPAL OCCUPATION AND BUSINESS EXPERIENCE          (COMPANY/BANK)
----                      --------   ------------------------------------------------------------  ---------------
Harvey J. Nickelson.....     56      President, Chief Executive Officer and Director of Coast         1995/1982
                                     Bancorp and Coast Commercial Bank.

David V. Heald..........     51      Executive Vice President of the Company; Executive Vice          1995/1982
                                     President and Chief Banking Officer of the Bank.

Richard G Hofstetter....     45      Senior Vice President and Senior Lending Officer of the            --/1987
                                     Bank. Prior to 1992, Mr. Hofstetter was Manager of the
                                       Bank's Real Estate Department.

Bruce H. Kendall........     42      Senior Vice President and Chief Financial Officer of the         1995/1995
                                     Company and the Bank. From October 1990 to August 1994, Mr.
                                       Kendall was employed by Silicon Valley Bank, most recently as Senior Vice President of Finance.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE BY DIRECTORS AND EXECUTIVE OFFICERS

    Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and any person who owns more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the best knowledge of the Company, no person owns ten percent or more of the Company's Common Stock.

    Based solely on its review of the copies of such forms received by it, or written representations from certain persons that no Form 5 was required to be filed, the Company believes that for the period from January 1, 1999 through December 31, 1999, its officers and directors complied with all applicable filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth a summary of the compensation paid (for services rendered in all capacities) during the past three fiscal years to the Chief Executive Officer of the Company and to the only other executive officers of the Company whose annual compensation for 1999 exceeded $100,000 ("Named Executive Officers"). All compensation has been paid by the Bank.

                           SUMMARY COMPENSATION TABLE

                                                                                                           LONG-TERM
                                                                                                          COMPENSATION
                                                                                                            AWARDS--
                                                                                         OTHER ANNUAL       OPTIONS
NAME                            POSITION          YEAR       SALARY        BONUS        COMPENSATION(1)    GRANTED(2)
----                     -----------------------  ----      --------      --------      ---------------   ------------
Harvey J. Nickelson....  President, Chief         1999      $177,750      $166,000            -0-               -0-
                           Executive Officer      1998      $170,250      $154,000            -0-            22,000
                                                  1997      $164,000      $128,000            -0-            22,000

David V. Heald.........  Executive Vice           1999      $128,062      $ 90,000            -0-               -0-
                         President and Chief      1998      $122,833      $ 80,000            -0-            11,000
                           Banking Officer        1997      $118,250      $ 68,000            -0-            11,000

Richard G Hofstetter...  Senior Vice President    1999      $110,612      $ 70,000            -0-               -0-
                           and Senior Lending     1998      $103,425      $ 60,000            -0-             8,800
                           Officer                1997      $ 99,300      $ 50,000            -0-             8,800

Bruce H. Kendall.......  Senior Vice President    1999      $107,826      $ 85,000            -0-               -0-
                           and Chief Financial    1998      $ 98,500      $ 55,000            -0-             6,600
                           Officer                1997      $ 94,000      $ 47,500            -0-             6,600


                          ALL OTHER
NAME                     COMPENSATION
----                     ------------
Harvey J. Nickelson....    $24,780(3)(4)
                           $25,573(3)(4)
                           $24,012(3)(4)
David V. Heald.........    $15,954(3)
                           $16,384(3)
                           $12,556(3)
Richard G Hofstetter...    $15,330(3)
                           $16,233(3)
                           $11,868(3)
Bruce H. Kendall.......    $12,789(3)
                           $11,801(3)
                           $11,131(3)

------------------------------

(1) Certain incidental personal benefits to Named Executive Officers (not otherwise disclosed herein) may result from expenses incurred by the Company in the interest of attracting and retaining qualified personnel. With respect to each Named Executive Officer, the aggregate amount of such compensation for the fiscal year indicated did not exceed the lesser of $50,000 or ten percent (10%) of the compensation reported in the Summary Compensation Table for such Named Executive Officer.

(2) Represents shares of common stock underlying stock options granted

(3) Includes profit sharing distributions in 1999 and 1998, amounts contributed to the Company's Employee Stock Ownership Plan in 1997, amounts contributed to a 401(k) Plan and additional health insurance benefits.

(4) Includes director's fees of $12,000 per year.

OPTION GRANTS IN 1999

    There were no stock options granted during 1999 to the Named Executive Officers.

AGGREGATED OPTION EXERCISES AND OPTION VALUES

    No stock options were exercised during 1999 by the Named Executive Officers. The following table shows the value at December 31, 1999 of unexercised stock options held by the Named Executive Officers of the Company.

                                                                     NUMBER OF SECURITIES      VALUE OF UNEXERCISED IN-
                                                                     UNDERLYING OPTIONS AT       THE-MONEY OPTIONS AT
                                                                      FISCAL YEAR-END(#)         FISCAL YEAR-END($)(1)
                             SHARES ACQUIRED                       -------------------------   -------------------------
NAME                         ON EXERCISE(#)    VALUE REALIZED($)   EXERCISABLE/UNEXERCISABLE   EXERCISABLE/UNEXERCISABLE
----                         ---------------   -----------------   -------------------------   -------------------------
Harvey J. Nickelson........        -0-                -0-             26,400 / 39,600           $378,024 / $449,849

David V. Heald.............        -0-                -0-             13,200 / 19,800           $189,012 / $224,924

Richard G. Hofstetter......        -0-                -0-             10,560 / 15,840           $151,210 / $179,940

Bruce H. Kendall...........        -0-                -0-              7,920 / 11,880           $113,407 / $134,955

------------------------

(1) Based on a bid price per share at December 31, 1999 of $24.125.

EMPLOYMENT AGREEMENT, CHANGE IN CONTROL ARRANGEMENTS AND TERMINATION OF
  EMPLOYMENT

    EMPLOYMENT AGREEMENT. Effective June 16, 1999, Coast Bancorp entered into a four and one-half year agreement with its President and Chief Executive Officer, Harvey J. Nickelson. The agreement provides for, among other things: (a) a base salary of $179,000, which the Board may adjust; (b) a discretionary annual cash bonus; (c) use of an automobile; (d) four weeks annual vacation; (e) annual directors fees of at least $12,000; (f) a salary continuation agreement (see "Executive Salary Continuation Plans" below);
(g) reimbursement for ordinary and necessary expenses incurred by Mr. Nickelson in connection with his employment; (h) in the event that Mr. Nickelson becomes disabled so that he cannot perform his duties, payment to him of his base salary and bonus for six months, reduced by any payments received under a disability insurance policy purchased by the Bank. Coast Bancorp may terminate the agreement with or without cause.

    If Mr. Nickelson is terminated without cause for any reason, Mr. Nickelson will be entitled to severance benefits of 12 months of current salary and bonus for the most recently completed fiscal year. In the event of a termination of his employment following a change in control of Coast Bancorp, Mr. Nickelson will be entitled to two times his regular annual salary and bonus he was paid for the most recently completed fiscal year.

    On December 14, 1999, Coast Bancorp, Greater Bay Bancorp and Mr. Nickelson entered into an amendment of the employment agreement that provides that, among other things: (a) Mr. Nickelson will receive an option for 10,000 shares of Greater Bay common stock upon closing of the merger of Coast Bancorp into Greater Bay Bancorp that will vest at a rate of 20% each year; (b) Mr. Nickelson will be eligible for an option for an additional 10,000 shares on the first anniversary of closing of the merger subject to the achievement by Coast Commercial Bank of profitability goals; (c) Mr. Nickelson will not be entitled to the severance benefits in the employment agreement if he voluntarily resigns within two years of closing of the merger unless Greater Bay undergoes a change in control within those two years; (d) beginning on the second anniversary of closing of the merger, Mr. Nickelson's severance benefits will change to 24 months of pay, as defined in the Greater Bay Bancorp Termination and Layoff Plan I and Change in Control Plan I at the Executive Management Committee level. The amendment to Mr. Nickelson's employment agreement will be rescinded automatically if the proposed merger of Coast Bancorp with and into Greater Bay Bancorp is terminated prior to closing.

    EXECUTIVE SALARY CONTINUATION PLANS. During 1999, the Bank entered into Executive Salary Continuation Agreements with certain officers including all the executive officers. The salary continuation agreements permit retirement at age 62 and provide annual payments after retirement for the life of the officer as follows: Mr. Nickelson $120,000, Mr. Heald $75,000, Mr. Hofstetter $50,000 and Mr. Kendall $50,000. The annual payments will increase 2% each year after retirement. The agreements contain vesting schedules for each executive officer. At December 31, 1999, Mr. Nickelson and Mr. Heald were 50% vested while Mr. Hofstetter and Mr. Kendall were 30% vested. If the executive officer elects early retirement after age 55 but prior to attaining age 62, the annual payments are reduced by 5% per year for each year retirement precedes age 62 and payments are limited to the vested portion of the benefit. In the event of the executive officer's death or disability, the executive officer's beneficiary is entitled to the benefits.

    The Bank has purchased insurance policies on the life of these officers to enable the Bank to make the payments required by the salary continuation agreements. In connection with these life insurance policies, the Bank entered into a split dollar life insurance agreement with each of the executive officers. Under the split dollar life insurance agreement, the executive officer's beneficiary will receive a specified payment following the executive officer's death. The specified payment amounts are: Mr. Nickelson $1,500,000 until age 70 and $1,000,000 after age 70; Mr. Heald $1,000,000 until age 70 and $750,000 after age 70; Mr. Hofstetter and Mr. Kendall $750,000. The split dollar life insurance agreements terminate at the option of the Bank if the executive officer's right to receive benefits under the salary continuation agreement terminates for any reason other than death or for termination for cause.

    The salary continuation agreements contain a "change in control" provision that takes effect after a change in control and when one of the following events occurs within two years of the change in control:

(a) the executive officer's employment is terminated; (b) the executive officer's compensation and benefits are reduced from the levels on the date of the change in control; (c) the executive officer's duties, responsibilities and authority are reduced from those of his position on the date of the change in control; or (d) the executive officer's site of employment is changed more than 50 miles. If the change in control provision takes effect, the executive officer becomes fully vested.

    STOCK OPTION PLAN. The Coast Bancorp Board of Directors adopted the Coast Bancorp 1995 Stock Option Plan in 1995, as amended in 1997. Options granted under the plan prior to the 1997 amendment contain a provision that accelerates the vesting of any outstanding, unvested options upon a "change in control" of Coast Bancorp. The 1995 Stock Option Plan allows Coast Bancorp to offer key, full-time salaried employees and officers of the Company, as well as non-employee directors of the Company an opportunity to purchase Coast Bancorp common stock. Through this plan, the Board hopes to motivate such individuals by giving them an ownership in Coast Bancorp's success.

    COAST COMMERCIAL BANK EMPLOYEE STOCK OWNERSHIP PLAN. In November 1991, the Bank amended and restated the Coast Commercial Bank Employee Savings Plan and it was renamed the Coast Commercial Bank Employee Stock Ownership Plan, which contains 401(k) provisions (KSOP). The KSOP is considered by the Board of Directors to be a means of recognizing and rewarding the contributions made to the Bank's successful operation by its employees. The KSOP contains three major elements: (a) a purchase of the Company's common stock for the account of employees; (b) employee salary deferral contributions combined with a matching contribution by the Bank; and (c) profit sharing contribution made at the discretion of the Bank. Employees vest 20% per year in the account containing the purchases of the Company's common stock beginning with the third year of employment and vest immediately in the other two accounts.

    The KSOP contains a provision that takes effect upon a "change in control" of Coast Bancorp. Upon a change in control, employees become 100% vested in the account containing the purchases of Company stock.

DIRECTOR COMPENSATION

    DIRECTOR FEES. During 1999 non-employee directors of the Company received a retainer of $4,800 per year and also received $850 for attending Bank Board meetings, $350 for loan committee meetings and $250 for other committee meetings. The Chairman of the Company receives a retainer of $8,500 per quarter for his services and receives no other cash compensation. Employee directors of the Company receive $3,000 per quarter for attending Bank Board meetings and no compensation for attending Coast Bancorp meetings.

    In addition, each non-employee director of the Company received grants of stock options for 4,400 shares for each of the five years beginning in 1995.

    DIRECTORS' DEFERRED COMPENSATION. In November 1992, the Bank entered into Deferred Compensation Agreements ("Compensation Agreements") with its directors, except Harvey J. Nickelson. Under the Compensation Agreements, the directors may elect before January 1 of each year to defer all or a part of their directors' fees, and they will be credited with interest based upon the deferred amount. The interest rate on the deferred amount of the directors' compensation is presently 7.71%. The deferred amount of the directors' compensation is to be paid to each director at the earlier of termination of their service as a director of the Bank; attainment of age 65; or upon 180 days advance notice to the director by the Bank. In the event of a director's death prior to termination of his service with the Bank or age 65, his beneficiary will be entitled to receive the payments under the Compensation Agreement. The Bank has purchased an insurance policy on the life of each of the participating directors to enable the Bank to make payments as required by the Compensation Agreements.

PERFORMANCE GRAPH

    The following chart compares the yearly percentage change in the cumulative total stockholder return on the Company's Common Stock assuming that all cash dividends have been reinvested, during the five years ended December 31, 1999 with the cumulative total return on the NASDAQ Bank Index, the SNL Securities, Inc. Index for Banks under $500 million in asset size, and the S&P 500 Total Return Index. The comparison assumes $100 was invested on December 31, 1994 in the Company's Common Stock in each of the foregoing indices and the reinvestment of dividends.

    There can be no assurance as to future trends in the cumulative total return of the Company's Common Stock or of the following indices. The Company does not make or endorse any predictions as to future stock performance.

                                 COAST BANCORP
                            TOTAL RETURN PERFORMANCE

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

EDGAR REPRESENTATION OF DATA POINTS USED IN PRINTED GRAPHIC

          COAST BANCORP  S&P 500  NASDAQ BANK INDEX   SNL
12/31/94         100.00   100.00             100.00  100.00
12/31/95         140.55   137.58             149.00  136.80
12/31/96         200.05   149.00             196.73  176.08
12/31/97         410.22   225.44             329.39  300.16
12/31/98         401.73   289.79             327.11  274.06
12/31/99         606.99   350.50             314.42  253.69

                                                            INDEX VALUE
                                            --------------------------------------------
                                             COAST                NASDAQ BANK
                                            BANCORP    S&P 500       INDEX        SNL
                                            --------   --------   -----------   --------
12/31/94.................................    100.00     100.00      100.00       100.00
12/31/95.................................    140.55     137.58      149.00       136.80
12/31/96.................................    200.05     149.00      196.73       176.08
12/31/97.................................    410.22     225.44      329.39       300.16
12/31/98.................................    401.73     289.79      327.11       274.06
12/31/99.................................    606.99     350.50      314.42       253.69

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The Company is of the opinion that there is no person who possesses directly or indirectly the power to direct or cause to direct the management and policies of the Company, nor is it aware of the existence of a group of persons formed for such purpose, whether through the ownership of voting securities, by contract, or otherwise.

    The following table sets forth information as of March 22, 2000, pertaining to securities ownership by persons known to the Company to own 5% or more of any class of the Company's voting securities. The information contained herein has been obtained from the Company's records, and from information furnished directly by the individual to the Company.

                                                    SHARES BENEFICIALLY OWNED(1)
                                                 -----------------------------------
NAME AND ADDRESS OF BENEFICIAL OWNER             NUMBER OF SHARES   PERCENT OF CLASS
------------------------------------             ----------------   ----------------
Richard E. Alderson ...........................      408,510(2)           8.45%
  4542 Arana Creek Way
  Santa Cruz, CA 95065

Ronald M. Israel, M.D. ........................      398,780(3)           8.25%
  c/o Coast Bancorp
  740 Front Street, Suite 240
  Santa Cruz, California 95060

------------------------

(1) Unless otherwise indicated, the beneficial owner of these securities has sole voting and investment power.

(2) Mr. Alderson disclaims beneficial ownership of 9,746 shares held in trust for his children. Mr. Alderson has sole voting and investment power over 374,304 shares held in various trusts. Includes options for 6,600 shares exercisable within 60 days of March 22, 2000. Mr. Alderson resigned as a director of Coast Bancorp in February 2000.

(3) Includes options for 8,800 shares exercisable within 60 days of March 22, 2000.

COAST BANCORP STOCK OWNED BY DIRECTORS AND EXECUTIVE OFFICERS

                                           AMOUNT AND NATURE OF
NAME                                      BENEFICIAL OWNERSHIP(1)   PERCENTAGE OF CLASS
----                                      -----------------------   -------------------
Douglas D. Austin.......................            51,404(2)               1.06%

John C. Burroughs.......................            70,250(3)               1.45%

Bud W. Cummings.........................           121,736(4)               2.52%

David Heald.............................            58,290(5)               1.20%

Rick Hofstetter.........................            70,385(6)               1.45%

Ronald M. Israel, M.D...................           398,780(4)               8.25%

Bruce Kendall...........................            17,540(7)               0.36%

Harvey J. Nickelson.....................           188,312(8)               3.87%

Gus J.F. Norton.........................           127,034(9)               2.62%

James C. Thompson.......................           312,339(10)              6.47%

All directors and executive officers as
  a Group (10 in number)................         1,416,070(11)             28.49%

------------------------

 (1) Unless otherwise indicated, the beneficial owner of these securities has sole voting and investment power.

 (2) Includes options for 13,200 shares exercisable within 60 days of March 22, 2000.

 (3) Includes 48,000 shares held in a trust over which Mr. Burroughs has shared voting and investment power, 6,570 shares in the Company's Employee Stock Ownership Plan (with 401(k) provisions) and options for 9,680 shares exercisable within 60 days of March 22, 2000.

 (4) Includes options for 8,800 shares exercisable within 60 days of March 22, 2000.

 (5) Includes 16,128 shares held in a trust over which Mr. Heald has shared voting and investment power, 13,980 shares in the Company's Employee Stock Ownership Plan (with 401(k) provisions) and options for 19,800 shares exercisable within 60 days of March 22, 2000.

 (6) Includes 29,630 shares held in various trusts over which Mr. Hofstetter has voting and investment power, 8,249 shares in the Company's Employee Stock Ownership Plan (with 401(k) provisions) and options for 15,840 shares exercisable within 60 days of March 22, 2000.

 (7) Includes 3,460 shares in the Company's Employee Stock Ownership Plan (with 401(k) provisions) and options for 11,880 shares exercisable within 60 days of March 22, 2000.

 (8) Includes 132,000 shares held in a trust over which Mr. Nickelson has shared voting and investment power, 16,712 shares in the Company's Employee Stock Ownership Plan (with 401(k) provisions) and options for 39,600 shares exercisable within 60 days of March 22, 2000.

 (9) Includes 109,434 shares in a trust over which Mr. Norton has sole voting and investment power and options for 17,600 shares exercisable within 60 days of March 22, 2000.

 (10) Includes 191,996 shares in a trust over which Mr. Thompson has shared voting and investment power and 114,143 shares held as trustee of a second trust over which he holds sole voting power, and as to which he disclaims beneficial ownership.

 (11) Includes options for 151,800 shares exercisable within 60 days of March 22, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Some of the directors and officers of the Company and the companies with which they are associated have been customers of, and have had banking transactions with, Coast Commercial Bank in the ordinary course of the Bank's business since January 1, 1999, and the Bank expects to have such banking transactions in the future. All loans and commitments to lend included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and, in the opinion of the Bank, did not involve more than the normal risk of collectibility or present other unfavorable features.

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