Form 10-Q
period 2000-03-31
COAST BANCORP
filed 2000-04-28
CIK 1021006

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2000
                ------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

No. of shares of Common Stock outstanding on March 31, 2000: 4,826,938
 -------------------------------------------------------------------------------

                                  COAST BANCORP

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2000
                                TABLE OF CONTENTS

---------------- -------------------------------------------------------------------------------------- ------------
                                                        PART I                                          PAGE
---------------- -------------------------------------------------------------------------------------- ------------
Item 1.          Financial Statements                                                                   1
---------------- -------------------------------------------------------------------------------------- ------------
Item 2.          Management's Discussion and Analysis of Financial Condition and Results of Operations  5
---------------- -------------------------------------------------------------------------------------- ------------

---------------- -------------------------------------------------------------------------------------- ------------

---------------- -------------------------------------------------------------------------------------- ------------
                                                        PART II
---------------- -------------------------------------------------------------------------------------- ------------
Item 1.          Legal Proceedings                                                                      14
---------------- -------------------------------------------------------------------------------------- ------------
Item 2.          Changes in Securities                                                                  14
---------------- -------------------------------------------------------------------------------------- ------------
Item 3.          Defaults Upon Senior Securities                                                        14
---------------- -------------------------------------------------------------------------------------- ------------
Item 4.          Submission of Matters to a Vote of Security Holders                                    14
---------------- -------------------------------------------------------------------------------------- ------------
Item 5.          Other Information                                                                      14
---------------- -------------------------------------------------------------------------------------- ------------
Item 6.          Exhibits and Reports on Form 8-K                                                       14
---------------- -------------------------------------------------------------------------------------- ------------

---------------- -------------------------------------------------------------------------------------- ------------

---------------- -------------------------------------------------------------------------------------- ------------

---------------- -------------------------------------------------------------------------------------- ------------

PART I
ITEM 1.  FINANCIAL STATEMENTS
COAST BANCORP
CONSOLIDATED BALANCE SHEETS


                                                                                MARCH 31,          DECEMBER 31,
                                                                                ---------          ------------
                                                                                  2000                1999
                                                                                  ----                ----
ASSETS
                                                                               (unaudited)
Cash and due from banks                                                       $ 15,364,000       $ 18,295,000
Federal funds sold                                                              24,400,000         15,000,000
                                                                        --------------------------------------
      Total cash and equivalents                                                39,764,000         33,295,000

Securities:
   Available for sale, at fair value                                           140,367,000        112,764,000

Loans:
   Commercial                                                                   39,015,000         35,023,000
   Real estate-term                                                            138,502,000        130,438,000
   Real estate-construction                                                     33,831,000         42,023,000
   Installment and other                                                         5,611,000          4,592,000
                                                                        --------------------------------------
      Total loans                                                              216,959,000        212,076,000
   Unearned income                                                              (3,934,000)        (3,764,000)
   Allowance for credit losses                                                  (3,830,000)        (3,726,000)
                                                                        --------------------------------------
Net loans                                                                      209,195,000        204,586,000
Bank premises and equipment-net                                                  1,842,000          1,994,000
Other real estate owned                                                                  -                  -
Accrued interest receivable and other assets                                    18,427,000         17,369,000
                                                                        --------------------------------------
TOTAL ASSETS                                                                  $409,595,000       $370,008,000
                                                                        ======================================

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Noninterest-bearing demand                                                 $ 77,370,000       $ 83,946,000
   Interest-bearing demand                                                     103,853,000         95,871,000
   Savings                                                                      73,485,000         68,739,000
   Time                                                                         58,926,000         52,057,000
                                                                        --------------------------------------
      Total deposits                                                           313,634,000        300,613,000
Other borrowings                                                                56,024,000         31,500,000
Accrued expenses and other liabilities                                           5,472,000          4,856,000
                                                                        --------------------------------------
        Total liabilities                                                      375,130,000        336,969,000

Commitments and contingencies

STOCKHOLDERS' EQUITY:
Preferred stock-no par value; 10,000,000 shares authorized;                        _                  _
   no shares issued
Common stock-no par value; 20,000,000 shares authorized;                        21,494,000         21,462,000
   shares outstanding: 4,826,938 in 2000 and 4,820,778 in 1999
Accumulated other comprehensive loss                                            (3,226,000)        (3,019,000)
Retained earnings                                                               16,197,000         14,596,000
                                                                        --------------------------------------
   Total stockholders' equity                                                   34,465,000         33,039,000
                                                                        --------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                    $409,595,000       $370,008,000
                                                                        ======================================

See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(unaudited)

                                                                     THREE MONTHS ENDED MARCH 31,
                                                                     ----------------------------
                                                                         2000             1999
                                                                         ----             ----

Interest income:
   Loans, including fees                                             $5,701,000        $4,133,000
   Securities:
      Taxable                                                         2,059,000         1,338,000
      Nontaxable                                                        246,000           192,000
   Federal funds sold                                                   217,000           374,000
                                                               -----------------------------------
Total interest income                                                 8,223,000         6,037,000
Interest expense:
   Deposits                                                           1,983,000         1,512,000
   Other borrowings                                                     702,000           139,000
                                                               -----------------------------------
Total interest expense                                                2,685,000         1,651,000
                                                               -----------------------------------
Net interest income                                                   5,538,000         4,386,000
Provision for credit losses                                              87,000                 -
                                                               -----------------------------------
Net interest income after provision for credit losses                 5,451,000         4,386,000
Noninterest income:
   Customer service fees                                                684,000           632,000
   Gain from sale of loans                                              344,000           511,000
   Loan servicing fees                                                  185,000           224,000
   Gains from sale of securities                                              -            61,000
   Other                                                                104,000            44,000
                                                               -----------------------------------
Total noninterest income                                              1,317,000         1,472,000
Noninterest expenses:
   Salaries and benefits                                              1,856,000         1,807,000
   Occupancy                                                            329,000           295,000
   Equipment                                                            290,000           288,000
   Customer services                                                    202,000           170,000
   Advertising and promotion                                            122,000           105,000
   Stationery and postage                                               108,000            91,000
   Professional services                                                114,000            79,000
   Data processing                                                       87,000            85,000
   Insurance                                                             64,000            61,000
   Other                                                                245,000           222,000
                                                               -----------------------------------
Total noninterest expenses                                            3,417,000         3,203,000
                                                               -----------------------------------
Income before income taxes                                            3,351,000         2,655,000
Income taxes                                                          1,316,000         1,099,000
                                                               -----------------------------------
NET INCOME                                                           $2,035,000        $1,556,000
                                                               ===================================
EARNINGS PER SHARE:
BASIC                                                                $      .42        $      .33
                                                               ===================================
DILUTED                                                              $      .41        $      .32
                                                               ===================================



See notes to unaudited consolidated financial statements

COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)


                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                  ----------------------------

                                                                                    2000               1999
                                                                                    ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                     $ 2,035,000        $ 1,556,000
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for credit losses                                                      87,000                  -
   Depreciation and amortization                                                  (258,000)           (54,000)
   (Gains) on securities transactions                                                    -            (61,000)
   Deferred income taxes                                                           (46,000)            42,000
   Proceeds from loan sales                                                     20,205,000         25,602,000
   Origination of loans held for sale                                          (16,459,000)       (22,148,000)
   Accrued interest receivable and other assets                                   (849,000)          (522,000)
   Accrued expenses and other liabilities                                          616,000            422,000
   Increase in unearned income                                                     573,000            626,000
   Other operating activities                                                            -            135,000

                                                                        --------------------------------------
Net cash provided by operating activities                                        5,904,000          5,598,000
                                                                        --------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of securities available for sale                               194,000         12,145,000
Proceeds from maturities of securities                                           1,978,000          5,590,000
Purchases of securities available for sale                                     (30,110,000)       (22,442,000)
Net increase in loans                                                           (8,612,000)        (6,363,000)
Purchases of bank premises and equipment                                           (28,000)           (73,000)

                                                                        --------------------------------------
Net cash used in investing activities                                          (36,578,000)       (11,143,000)
                                                                        --------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits                                             13,021,000         (6,796,000)
Net proceeds from other borrowings                                              24,524,000          5,296,000
Payment of cash dividends                                                         (434,000)          (382,000)
Exercise of stock options                                                           32,000             82,000

                                                                        --------------------------------------
Net cash provided by (used in) financing activities                             37,143,000         (1,800,000)
                                                                        --------------------------------------

Net increase (decrease) in cash and equivalents                                  6,469,000         (7,345,000)
Cash and equivalents, beginning of period                                       33,295,000         52,084,000
                                                                        --------------------------------------
Cash and equivalents, end of period                                            $39,764,000        $44,739,000
                                                                        ======================================


SUPPLEMENTAL CASH FLOW INFORMATION CASH PAID DURING THE PERIOD FOR:
Interest                                                                       $ 2,313,000        $ 1,761,000
Income taxes                                                                       362,000                  -
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Additions to other real estate owned                                           $ -                $ -


See notes to unaudited consolidated financial statements

COAST BANCORP
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2000 AND 1999
-------------------------------------------------------------------------------

(1) BASIS OF PRESENTATION - These financial statements reflect, in management's opinion, all adjustments, consisting of adjustments of a normal recurring nature, which are necessary for a fair presentation of Coast Bancorp's financial position and results of operations and cash flows for the periods presented. The results of interim periods are not necessarily indicative of results of operations expected for the full year. These financial statements should be read in conjunction with the audited consolidated financial statements for 2000 included in the Company's Annual Report on Form 10-K/A.

(2) EARNINGS PER SHARE - Basic earnings per share is computed by dividing net income by the number of weighted average common shares outstanding. Diluted earnings per share reflects potential dilution from outstanding stock options, using the treasury stock method. The number of weighted average shares used in computing basic and diluted earnings per share are as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                   2000               1999
                                                   ----               ----
        Basic shares                               4,823,099          4,773,483
        Dilutive effect of stock options             140,876            102,770
                                               -------------- ------------------
        Diluted shares                             4,963,975          4,876,253
                                               ============== ==================

(3) COMPREHENSIVE INCOME - The Company's source of other comprehensive income is unrealized gains and losses on securities available for sale. Total comprehensive income was as follows:

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                   2000                  1999
                                                   ----                  ----
        Net income                                $2,035,000         $1,556,000
        Other comprehensive loss                    (207,000)          (200,000)
                                               -------------- ------------------
        Total comprehensive income                $1,828,000         $1,356,000
                                               ============== ==================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         Net income for the three months ended March 31, 2000 increased $479,000 or 31% to $2,035,000 from $1,556,000 for the three months ended
March 31, 1999. During the first quarter of 2000 an increase in net interest income was partially offset by an increase in the provision for credit losses, increases in noninterest expenses and income tax expense and a decrease in noninterest income.

         On December 14, 1999 the Company and Greater Bay Bancorp signed a definitive agreement for a merger of the two companies. The agreement provides for the Company's shareholders to receive shares of Greater Bay Bancorp stock, based on the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, in a tax-free exchange to be accounted for as a pooling of interests. Assuming the price of Greater Bay's stock as of December 31, 1999 equaled the average price of Greater Bay's stock during a 20 trading day period preceding the effective date of the merger, Coast Bancorp's shareholders would receive approximately 3,072,000 shares of Greater Bay Bancorp stock. The transaction is expected to be completed in the second quarter of 2000 subject to approval of the transaction by the Company's and Greater Bay's shareholders and receipt of regulatory approvals.

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


         Table I sets forth average balance sheet information, interest income and expense, average yields and rates, and net interest income and net interest margin for the three months ended March 31, 2000 and 1999.

TABLE I  COMPONENTS OF NET INTEREST INCOME

                                                                   THREE MONTHS ENDED MARCH 31,
                                      ----------------------------------------------------------------------------------------
                                                         2000                                        1999
                                      ----------------------------------------------------------------------------------------
                                         AVERAGE                     AVERAGE        AVERAGE                        AVERAGE
                                         BALANCE      INTEREST       RATE (4)       BALANCE        INTEREST       RATE (4)
                                         -------      --------       --------       -------        --------       --------
                                                             (DOLLARS IN THOUSANDS)
Assets:
Loans (1)(2)                               $223,005        $5,701          10.2%       $162,669          $4,133         10.2%
Securities:
      Taxable                               114,507         2,059           7.2%         83,758           1,338          6.4%
      Nontaxable (3)                         19,020           373           7.8%         15,178             291          7.7%
Federal funds sold                           15,405           217           5.6%         32,029             374          4.7%
                                      ----------------------------               -------------------------------
Total earning assets                        371,937         8,350           9.0%        293,634           6,136          8.4%
Cash and due from banks                      16,494                                      15,950
Allowance for credit losses
                                             (3,767)                                     (3,901)
Unearned income                              (3,793)                                     (3,284)
Bank premises and
  equipment, net                              1,947                                       2,377
Other assets                                 17,689                                       9,238
                                      --------------                             ---------------
Total assets                               $400,507                                    $314,014
                                      ==============                             ===============

Interest-bearing liabilities:
Deposits:
      Demand                                $99,277           444           1.8%        $93,381             408          1.8%
      Savings                                74,766           790           4.2%         57,681             522          3.6%
      Time                                   57,814           749           5.2%         50,773             582          4.6%
                                      ----------------------------               -------------------------------
Total deposits                              231,857         1,983           3.4%        201,835           1,512          3.0%
Borrowed funds                               49,137           702           5.7%         11,264             139          4.9%
                                      ----------------------------               -------------------------------
Total interest-bearing
liabilities                                 280,994         2,685           3.8%        213,099           1,651          3.1%
Demand deposits                              75,647                                      66,804
Other liabilities                             4,534                                       3,312
Stockholders' equity                         39,332                                      30,799

                                      --------------                             ---------------
Total liabilities and
   stockholders' equity                    $400,507                                    $314,014
                                      ==============                             ===============
Net interest income and margin
                                                           $5,665           6.1%                         $4,485          6.1%
                                                    ==============                              ================

(1) Average nonaccrual loans totaling $1,055,000 and $1,033,000 are included in average loans for the three months ended March 31, 2000 and 1999.

(2) Loan fees totaling $319,000 and $326,000 are included in loan interest income for the three months ended March 31, 2000 and 1999.

(3) Tax exempt income includes $127,000 and $99,000 in 2000 and 1999, to adjust to a fully taxable equivalent basis using the federal statutory rate of 34%.

(4)  Annualized

         For the three months ended March 31, 2000, net interest income, on a fully taxable-equivalent basis, was $5,665,000 or 6.1% of average earning assets, an increase of 26% over $4,485,000 or 6.1% of average earning assets in the comparable period in 1998. The 2000 increase in net interest income reflects that the increase in earning assets exceeded the increase in interest bearing liabilities.

         Interest income, on a fully taxable-equivalent basis, was $8,350,000 and $6,136,000 for the three months ended March 31, 2000 and 1999. The increase in 2000 resulted from the growth in average earning assets. Loan yields averaged 10.2% for each of the three months ended March 31, 2000 and 1999. Approximately 85% of the Bank's loans have variable interest rates indexed to the prime rate. The Bank's average prime rate was 8.69% and 7.75% for each of the three month periods ended March 31, 2000 and 1999. Despite the increase in the Bank's average prime rate in the first quarter of 2000 compared to 1999, the average yield on loans was the same for both periods as a result of a compression in the spread over prime the Bank charged borrowers. The compression has been heavily influenced by growing competition among lenders resulting declines in loan pricing compared to previous years. Average earning assets were $371,937,000 and $293,634,000 for the three months ended March 31, 2000 and 1999. The growth in average earning assets resulted from increased levels of deposits and borrowings that were invested primarily in loans and securities.

         The increase in interest income during 2000 on a fully taxable-equivalent basis, was partially offset by an increase in interest expense. The average rate paid on interest bearing liabilities was 3.8% and 3.1% for the three month periods ended March 31, 2000 and 1999.


NONINTEREST INCOME

         Table 2 summarizes the sources of noninterest income for the periods indicated:

TABLE 2 - NONINTEREST INCOME
(In thousands)


                                               THREE MONTHS ENDED MARCH 31,
                                               ----------------------------
                                                       2000       1999
                                                       ----       ----
Customer service fees                                $  684     $  632
Gain on sale of loans                                   344        511
Loan servicing fees                                     185        224
Gains from sale of securities                             -         61
Other                                                   104         44
                                                 ----------------------

      Total noninterest income                       $1,317     $1,472
                                                 ======================


         Gains on sale of loans decreased as a result of a lower volume of Small Business Administration (SBA) loans sold in 2000 compared to 1999. The Company sells SBA loans and FHLMC conforming mortgage loans with SBA loan sales providing the primary source of gains on sale.

NONINTEREST EXPENSES

         The major components of noninterest expenses stated in dollars and as a percentage of average earning assets are set forth in Table 3 for the periods indicated.

TABLE 3 - NONINTEREST EXPENSES
(Dollars in thousands)

                                                               THREE MONTHS ENDED MARCH 31,
                                                               ----------------------------
                                                                2000                     1999
                                                   ---------------------------  ---------------------
Salaries and benefits                                     $1,856       2.00%      $1,807        2.46%
Occupancy                                                    329        .35%         295         .40%
Equipment                                                    290        .31%         288         .39%
Customer services                                            202        .22%         170         .23%
Advertising and promotion                                    122        .13%         105         .14%
Stationery and postage                                       108        .12%          91         .12%
Data processing                                               87        .09%          85         .12%
Professional services                                        114        .12%          79         .11%
Insurance                                                     64        .07%          61         .08%
Other                                                        245        .26%         222         .30%
                                               -------------------------------------------------------
         Total noninterest expenses                       $3,417       3.67%      $3,203        4.58%
                                               =======================================================


         The increases in 2000 were primarily related to higher staff and occupancy costs and the costs related to the growth in total loans, deposits and assets. The decrease in noninterest expense as a percentage of average earning assets is the result of the rate of growth in average earning assets in 2000 exceeding the rate of increase in noninterest expenses.

INCOME TAXES

         The Company's effective tax rate was 39.3% for the three months ended March 31, 2000 compared to 41.4% for the same period in 1999. Changes in the effective tax rate for the Company are primarily due to fluctuations in the proportion of tax exempt income generated from investment securities to pre-tax income.

BALANCE SHEET ANALYSIS

         Total assets were $409.6 million at March 31, 2000, an 11% increase from the end of 1999. Based on average balances, first quarter 2000 average total assets of $400.5 million represent an increase of 28% over the first quarter of 1999.


EARNING ASSETS

LOANS

         Total gross loans at March 31, 2000 were $217.0 million, a 2% increase from $212.1 million at December 31, 1999. Average loans in the first three months of 2000 were $223.0 million representing an increase of 37% over the same period in 1999. The 2000 increases primarily reflected growth in average real estate term loans which in the opinion of the Company is due to improved local economic conditions.

Risk Elements

         Lending money involves an inherent risk of nonpayment. Through the administration of loan policies and monitoring of the portfolio, management seeks to reduce such risks. The allowance for credit losses is an estimate to provide for losses, both identified and unidentified, in the loan portfolio.

Nonaccrual Loans, Loans Past Due and OREO

         The accrual of interest is discontinued and any accrued and unpaid interest is reversed when the payment of principal or interest is 90 days past due unless the amount is well secured and in the process of collection. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. At March 31, 2000 nonaccrual loans totaled $1,033,000 or .48% of total loans compared to $1,098,000 or .52% of total loans at December 31, 1999.

         Table 4 presents the composition of nonperforming assets at March 31, 2000.

TABLE 4  NONPERFORMING ASSETS
(In thousands)



                                                                                 MARCH 31,
                                                                                 ---------
                                                                                   2000
                                                                                   ----

Nonperforming Assets:
      Loans Past Due 90 Days or More and Accruing Interest                         $    -
      Nonaccrual Loans                                                              1,033
                                                                               -----------
Total Nonperforming Loans                                                           1,033
OREO                                                                                    -
                                                                               -----------
Total Nonperforming Assets                                                         $1,033
                                                                               ===========
Nonperforming Loans as a Percent of Total Loans                                     0.48%
OREO as a Percent of Total Assets                                                       -
Nonperforming Assets as a Percent of Total Assets                                   0.25%
Allowance for Credit Losses                                                        $3,830
      As a Percent of Total Loans                                                   1.77%
      As a Percent of Nonaccrual Loans                                               371%
      As a Percent of Nonperforming Loans                                            371%

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

TABLE 5 ALLOWANCE FOR CREDIT LOSSES
(Dollars in thousands)

                                                          THREE MONTHS ENDED
                                                          ------------------
                                                            MARCH 31, 2000
                                                            --------------
          Total Loans Outstanding                               $216,959
          Average Total Loans                                    223,005
          Allowance for credit losses:
          Balance, January 1                                      $3,726
          Charge-offs by Loan Category:
                Commercial                                             8
                Installment and other                              -
                Real Estate construction                           -
                Real Estate-term                                   -
                                                            -------------
          Total Charge-Offs                                            8
          Recoveries by Loan Category:
                Commercial                                            25
                Installment and other                              -
                Real Estate construction                           -
                Real Estate-term                                   -
                                                            -------------
                   Total Recoveries                                   25
          Net Recoveries                                             (17)
          Provision Charged to Expense                                87
                                                            -------------
          Balance, March 31                                       $3,830
                                                            =============

          Ratios:
             Net Charge-offs to Average Loans                    (0.01)%
             Reserve to Total Loans                                1.77%


OTHER INTEREST-EARNING ASSETS

         For the three months ended March 31, 2000, the average balance of investment securities and federal funds sold totaled $148,932,000, up from $130,965,000 for the same period in 1999. The 2000 increase resulted from investing additional liquidity in federal funds sold and investment securities. Additional liquidity was generated by the excess of the increase in average deposits and average borrowings over the increase in average loans. Management uses borrowed funds to increase earning assets and enhance the Company's interest rate risk profile.

FUNDING

         Deposits represent the Company's principal source of funds for investment. Deposits are primarily core deposits in that they are demand, savings, and time deposits under $100,000 generated from local businesses and individuals. These sources represent relatively stable, long term deposit relationships which minimize fluctuations in overall deposit balances. Beginning in 1998, we accepted time deposits from the State of California, which total $25 million at March 31, 2000, in part to replace borrowed funds and to increase earning assets. The State of California time deposits are renewable approximately every three months at a rate similar to the three month U.S. Treasury bill. The Bank has never used brokered deposits.

         Deposits increased $13,021,000 from year-end or 4% to $313,634,000 as of March 31, 2000. Average total deposits in the three months of 2000 of $307,504,000 increased from $268,639,000 in the same period in 1999.

         Another source of funding for the Company is borrowed funds. Management uses borrowed funds to increase earning assets, prudently leverage capital and minimize interest rate risk. Typically, these funds result from the use of advances from the FHLB and agreements to sell investment securities with a repurchase at a designated future date, also known as repurchase agreements. Repurchase agreements are conducted with major banks and investment brokerage firms. The maturity of these arrangements for the Bank is typically 30 to 90 days. Advances from the FHLB may vary in maturity from 1 to 10 years. Advances from the FHLB at March 31, 2000 totaled $10,000,000, payable at maturity in 2002. The advances are callable by the FHLB beginning in November 2000 and bear interest at a weighted average rate of 5.8%. The average balance of borrowed funds was $49,137,000 and $11,264,000 during the first quarter of 2000 and 1999. The increase in average borrowed funds reflects the additional funds acquired to increase earning assets.


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

         The Bank manages its liquidity by maintaining a majority of its investment portfolio in liquid investments in addition to its federal funds sold. Liquidity is measured by various ratios, including the liquidity ratio of net liquid assets compared to total assets. As of March 31, 2000, this ratio was 14.8%. Other key liquidity ratios are the ratios of loans to deposits and federal funds sold to deposits, which were 69.2% and 7.8%, as of March 31, 2000.


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

TABLE 6  INTEREST RATE SENSITIVITY
(In thousands)

                                                             NEXT DAY        OVER THREE
                                                             --------        ----------
                                                            AND WITHIN       MONTHS AND       OVER ONE
                                                            ----------       ----------       --------
                                                              THREE          WITHIN ONE      AND WITHIN        OVER FIVE
                                                              -----          ----------      ----------        ---------
                                          IMMEDIATELY         MONTHS           YEAR          FIVE YEARS          YEARS        TOTAL
                                          -----------         ------           ----          ----------          -----        -----
   As of March 31, 2000
   Rate Sensitive Assets:
         Federal Funds Sold                 $  24,400         $-             $-              $-               $-            $ 24,400
   Investment Securities:
         Treasury and Agency                -                  -              -                  1,209               34        1,243
      Obligations
         Mortgage-Backed
      Securities                            -                    3,043           8,163          30,967           61,915      104,088
         Municipal Securities               -                      460             540           1,612           16,245       18,857
         Corporate Securities               -                  -              -               -                  13,179       13,179
         Other                              -                  -              -               -                   3,000        3,000
                                     -----------------------------------------------------------------------------------------------
   Total Investment                         -                    3,503           8,703          33,788           94,373      140,367
   Securities
   Loans Excluding
   Nonaccrual Loans                           181,820            2,373           2,211          11,281           18,241      215,926
                                     -----------------------------------------------------------------------------------------------
   Total Rate Sensitive Assets              $ 206,220         $  5,876       $  10,914       $  45,069        $ 112,614     $380,693
                                     -----------------------------------------------------------------------------------------------

  Rate Sensitive Liabilities:
  Deposits:
         Demand and Savings                 $ 177,338         $-             $ -             $ -              $-            $177,338
                  Time                      -                   45,020          12,980             926         -              58,926
                                     -----------------------------------------------------------------------------------------------
   Total Interest-bearing
   Deposits                                   177,338           45,020          12,980             926         -             236,264
   Other Borrowings                         -                   46,024        -                 10,000         -              56,024
                                     -----------------------------------------------------------------------------------------------
  Total Rate Sensitive
  Liabilities                               $ 177,338         $ 91,044       $  12,980       $  10,926        $-            $292,288
                                     -----------------------------------------------------------------------------------------------
   Gap                                      $  28,882         $(85,168)      $  (2,066)      $  34,143        $ 112,614     $ 88,405
   Cumulative Gap                           $  28,882         $(56,286)      $ (58,352)      $ (24,209)       $  88,405

         The Company's positive cumulative total gap results from the exclusion from the above table of noninterest-bearing demand deposits, which represent a significant portion of the Company's funding sources. The Company maintains a negative cumulative gap in the next day and within three months, the over three months and within one year and over one year and within five year time periods and a positive cumulative gap in all other time periods. The Company's experience indicates money market deposit rates tend to lag changes in the prime rate which immediately impact the prime-based loan portfolio. Even in the Company's negative gap time periods, rising rates result in an increase in net interest income. Should interest rates stabilize or decline in future periods, it is reasonable to assume that the Company's net interest margin, as well as net interest income, may decline correspondingly.

CAPITAL RESOURCES

         Management seeks to maintain adequate capital to support anticipated asset growth and credit risks, and to ensure that the Company and the Bank are in compliance with all regulatory capital guidelines. The primary source of new capital for the Company has been the retention of earnings. The Company does not have any material commitments for capital expenditures as of March 31, 2000.

         The Company pays a quarterly cash dividend on its common stock as part of efforts to enhance shareholder value. The Company's goal is to maintain a strong capital position that will permit payment of a consistent cash dividend which may grow commensurately with earnings growth.

         During 1997, the Board of Directors approved a stock repurchase program authorizing open market purchases of up to 3% of the shares outstanding, or approximately 145,837 shares, in order to enhance long term shareholder value. As of March 31, 2000, 145,500 shares had been purchased under the program. No shares were repurchased during 1999 and 2000.

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

         The federal regulatory authorities have established minimum capital leverage ratio guidelines for bank holding companies and state member banks. The ratio is determined using Tier 1 capital divided by quarterly average total assets. The guidelines require a minimum of 5.0% for a "well capitalized" depository institution.

         The Bank's risk-based capital ratios were in excess of regulatory guidelines for a "well capitalized" depository institution as of March 31, 2000, and December 31, 1999. Capital ratios for the Company and the Bank are set forth in Table 7:

TABLE 7 CAPITAL RATIOS


Consolidated:

                                          MARCH 31, 2000           DECEMBER 31,1999
                                          --------------           ----------------
Total risk-based capital ratio                      14.4%                       14.4%
Tier 1 risk-based capital ratio                     13.1%                       13.2%
Tier 1 leverage ratio                                9.4%                        9.8%

Coast Commercial Bank:

                                          MARCH 31, 2000           DECEMBER 31,1999
                                          --------------           ----------------
Total risk-based capital ratio                      13.7%                       13.8%
Tier 1 risk-based capital ratio                     12.5%                       12.5%
Tier 1 leverage ratio                                8.9%                        9.4%

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

         Although Coast Bancorp's Year 2000 rollover did not present any material business disruption, there are some remaining Year 2000 related risks. Management believes that appropriate actions have been taken to address these remaining Year 2000 issues and contingency plans are in place to minimize the financial impact to Coast Bancorp and Coast Commercial Bank. Management, however, cannot be certain that Year 2000 issues affecting customers, suppliers or service providers of Coast Bancorp and Coast Commercial Bank will not have a material adverse impact on Coast Bancorp or Coast Commercial Bank.


PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
         Not applicable.

ITEM 2.   CHANGES IN SECURITIES
         Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
         Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable.

ITEM 5.   OTHER INFORMATION

         On April 12, 2000, the Coast Bancorp Board of Directors declared a cash dividend of nine cents ($0.09) per share, payable May 9, 2000, to shareholders of record on April 24, 2000.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
a.        EXHIBITS
Exhibit Number

27     Financial Data Schedule


b. REPORTS ON FORM 8-K
      Not applicable.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COAST BANCORP
                               ---------------------------------------
                               (REGISTRANT)

Date:  April 28, 2000

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